Form 10-Q
period 1996-06-30
COMPUTER MANAGEMENT SCIENCES INC
filed 1996-08-13
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        -----------------------------------

                                    FORM 10-Q

                {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

                  { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                        Commission File Number: 33-95544

                       COMPUTER MANAGEMENT SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                  FLORIDA                            59-2264633
   (State or other jurisdiction of   (I.R.S. Employer Identification Number)
   incorporation or organization)

   8133 Baymeadows Way, Jacksonville, Florida          32256
   (Address of principal executive offices)         (zip code)

                                   (904) 737-8955
                (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)
                      -----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

As of August 2, 1996 there were 8,254,618 shares of the Registrant's common stock, $0.01 par value, outstanding.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                               Index to Form 10-Q
                       For the Quarter Ended June 30, 1996


PART I - FINANCIAL INFORMATION                                    Page

Item 1  Financial Statements

            Consolidated Balance Sheets                            3-4
            Consolidated Statements of Operations                   5
            Consolidated Statements of Cash Flows                   6
            Notes to Consolidated Financial Statements             7-8

Item 2  Management's Discussion and Analysis of Financial
      Condition and Results of Operations

            Results of Operations                                  8-9
            Liquidity and Capital Resources                        9-10


PART II - OTHER INFORMATION                                         11


SIGNATURES                                                          12

COMPUTER MANAGEMENT SCIENCES, INC.
Consolidated Balance Sheets



                                        June 30, 1996      December 31, 1995
                                         (unaudited)          (restated)


Current assets:
   Cash and cash equivalents             $19,479,331          $30,068,844
   Accounts receivable, net                8,762,740            5,602,778
   Investments                             1,836,506               --
   Other receivables                         422,888               80,903
   Due from officers                         296,750               21,750
   Other current assets                       40,330               46,539
          Total current assets            30,838,545           35,820,814

Property and equipment:
   Land                                      222,000              168,000
   Buildings and improvements              1,638,656            1,516,356
   Computers and software                  1,406,104            1,044,050
   Office furniture and equipment            858,618              811,400
   Vehicles                                  199,235              169,883
   Investment in leased property               -                    5,116
                                           4,324,613            3,714,805
   Less accumulated depreciation           1,314,559            1,126,707
         Net property and equipment        3,010,054            2,588,098
Other assets:
   Intangible assets, net of accumulated
      amortization of $136,593 and $88,551   448,868              312,823
   Land held for investment, at cost         428,465              428,465
   Investments                             7,973,982              646,536
   Other                                     305,593              282,565
         Total other assets                9,156,908            1,670,389

         Total assets                    $43,005,507          $40,079,301


                                                                     (continued)

COMPUTER MANAGEMENT SCIENCES, INC.
Consolidated Balance Sheets (cont'd)


                                            June 30, 1996    December 31, 1995
Liabilities and Shareholders' Equity         (unaudited)         (restated)

Current liabilities:
   Notes payable                             $       100         $    232,396
   Accounts payable                              173,474              236,278
   Accrued expenses                            2,178,953            1,720,826
   Unearned revenue                              238,411              531,913
   Income taxes payable                           52,899              181,760
   Deferred taxes payable                         33,763               75,425
       Total current liabilities               2,677,600            2,978,598

Long-term liabilities:
   Notes payable                                   --                  44,439
   Deferred income taxes                         140,468               57,666
       Total long term liabilities               140,468              102,105

Shareholders' equity:
   Common stock, $.01 par value;
      20,000,000 shares authorized,
      5,503,089 and 5,502,489 shares
      issued and outstanding in 1996 and 1995     55,031              55,025
   Common stock dividend distributable            27,515                 -
   Paid-in capital                            29,797,252          29,337,744
   Retained earnings                          10,270,917           7,565,688
   Unrealized gain on investments, net of
      income tax                                  36,724              40,141
         Total shareholders' equity           40,187,439          36,998,598

         Total liabilities and shareholders'
            equity                           $43,005,507         $40,079,301


                 (See accompanying notes to consolidated financial statements.)

COMPUTER MANAGEMENT SCIENCES, INC.
Consolidated Statements of Operations
(Unaudited)

                               For the Three Month          For the Six Month
                              Period Ended June 30,       Period Ended June 30,
                               1996           1995         1996          1995
                                           (restated)                (restated)


Revenue                     $11,231,479   $7,715,523   $21,653,175  $15,292,755
Direct costs                  6,877,813    4,744,221    13,290,011    9,526,156
         Gross profit         4,353,666    2,971,302     8,363,164    5,766,599

Selling, general and
 administrative expenses      2,211,236    1,854,697     4,274,073    3,569,005
     Income from operations   2,142,430    1,116,605     4,089,091    2,197,594

Other income (expense):
  Investment and other
  income                        398,538       26,741       781,849       66,579
  Interest expense               (2,269)      (4,288)       (4,842)      (7,743)
                                396,269       22,453       777,007       58,836

      Income before income
      taxes                   2,538,699    1,139,058     4,866,098    2,256,430

Provision for income taxes      959,000      418,432     1,779,000      804,349

      Net income             $1,579,699     $720,626    $3,087,098   $1,452,081

Net income per share         $      .16     $    .12    $      .32   $      .24

Weighted average number of
common and common equivalent
shares outstanding            9,619,213    6,209,403     9,566,945    6,173,802

Pro Forma Information:
  Net income as reported     $1,579,699     $720,626    $3,087,098   $1,452,081
  Pro Forma charge in lieu
  of income taxes related
  to the acquisition of an
  S-Corporation accounted
  for as a
  pooling-of-interests           34,516       12,396       132,669       48,015
Pro Forma net income         $1,545,183     $708,230    $2,954,429   $1,404,065
Pro Forma net income
  per share                  $      .16     $    .11    $      .31   $      .23

                 (See accompanying notes to consolidated financial statements.)

COMPUTER MANAGEMENT SCIENCES, INC.
Consolidated Statements of Cash Flows
(Unaudited)
                                         For The Six Months Ended June 30,
                                             1996                 1995
                                                               (restated)
Cash flow from operating activities:
Net income                                $3,087,098            $1,452,081
Adjustments to reconcile net income to
   net cash (used in) provided by
   operating activities:
     Depreciation and amortization           256,373               154,257
     Net gain on disposition of
     property and equipment                     (600)                 (490)
     Deferred income taxes                    43,308               (22,318)
  Change in assets and liabilities:
   Increase in accounts and other
   receivables                            (3,501,947)             (713,995)
   Decrease in refundable taxes                 -                   23,726
   Decrease (increase) in other current
   assets                                      6,209               (46,164)
   Increase in other assets                  (23,028)              (13,689)
   Increase in accounts payable and
     accrued expense                         395,323               210,307
   (Decrease) in unearned revenue           (293,502)             (101,282)
   (Decrease) increase in income taxes
   payable                                  (128,861)              101,196

   Net cash (used in) provided by operating
   activities                               (159,627)            1,043,629

Cash flow from investing activities:
  Purchases of property and equipment       (629,374)             (202,857)
  Proceeds from the sale of property
  and equipment                                  600                   490
  Purchase of investments, net            (9,169,537)              (55,635)
  Increase in intangible assets             (185,000)              (10,000)
  Increase in due from officers             (275,000)                  -

  Net cash used in investing activities  (10,258,311)             (268,002)

Cash flow from financing activities:
  Repayment of notes payable                (276,735)              (77,300)
  Proceeds from issuance of common stock     105,160                   651

     Net cash (used in) provided by
    financing activities                    (171,575)              (76,649)
        Net (decrease) increase in cash
      and cash equivalents               (10,589,513)              698,978

Cash and cash equivalents at beginning
of period                                 30,068,844             1,137,657

Cash and cash equivalents at end of
period                                   $19,479,331            $1,836,635

                 (See accompanying notes to consolidated financial statements.)

COMPUTER MANAGEMENT SCIENCES, INC.
Notes to Consolidated Financial Statements
(1)  Organization and Basis of Presentation

     Computer Management Sciences, Inc. (the Company), provides computer systems and information technology consulting, project management, systems analysis and design, and programming services to a broad range of industries and software/hardware platforms. The Company's services are generally an outside resource supplementing a client's internal information technology
     (IT) capabilities, and include a broad range of technical services, such as technology support services, IT solutions services and strategic IT consulting.

     The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K filed with the SEC on March 29, 1996. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals and other adjustments necessary for a fair presentation of the unaudited information.

     The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(2)  Business Combination

     On April 30, 1996, the Company issued 411,037 shares of its common stock in exchange for all of the outstanding common stock of Summit Computer Services, Inc. (SCS), a Charlotte, North Carolina based computer consulting firm with concentrated expertise in client/server technology. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of SCS. Prior to its acquisition by the Company, SCS had elected S Corporation status for federal and state income tax purposes. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. To reflect the earnings of SCS on an after tax basis, a pro forma charge in lieu of income taxes has been included for the periods preceding the termination of S Corporation status.

(3)  Stock Split

     On June 7, 1996, the Company's Board of Directors declared a 3-for-2 stock split, effected in the form of a stock dividend, of the Company's common stock. The common stock dividend was distributed on July 5, 1996 to holders of record on June 21, 1996. Retroactive recognition has been given in the calculation of earnings per share to the shares issued in the business combination (note 2) and stock split.


                                                       (continued)

COMPUTER MANAGEMENT SCIENCES, INC.
Notes to Consolidated Financial Statements (Cont'd)

(4)  Subsequent Events

     In July 1996, the Company purchased an approximate 50,000 square foot facility in Atlanta, Georgia. The Company intends to utilize 15,000 square feet of the building to house its Atlanta branch and Systems Outsourcing Center (SOC), while the remaining 35,000 square feet will be leased. In July 1996, the Company purchased an approximately 8,500 square foot facility in Tallahassee, Florida in which the Company intends to house its Tallahassee branch and SOC.

     On July 31, 1996, the Company acquired substantially all of the assets of Pathways Consulting, Inc. (Pathways), an Atlanta-based information technology firm specializing in providing systems integration consulting services to the public utilities industry. The purchase price of the acquisition was $4,400,000 in cash of which $2,300,000 was paid at closing and $2,100,000 is payable in equal installments over approximately a three year period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The information in the following table is presented as a percentage of net sales for the period indicated:

                                    Percentage of Total Revenue
                             Three Months Ended     Six Months Ended
                                  June  30,            June 30,

                               1996       1995       1996       1995

Revenue.......................100.0%     100.0%     100.0%      100.0%
Direct Costs.................. 61.2%      61.5%      61.4%       62.3%
Gross Profit...................38.8%      38.5%      38.6%       37.7%
Selling, general, and
   administrative expenses.....19.7%      24.0%      19.7%       23.3%
Income from operations.........19.1%      14.5%      18.9%       14.4%
Other income, net...............3.5%       0.3%       3.6%        0.4%
Income before income taxes.....22.6%      14.8%      22.5%       14.8%
Provision for income taxes..... 8.5%       5.4%       8.2%        5.3%
Net income.....................14.1%       9.3%      14.3%        9.5%
Pro forma info:
   Net income as reported      14.1%       9.3%      14.3%        9.5%
   Charge in lieu of income
   taxes                        0.3%       0.1%       0.6%        0.3%
   Pro forma net income        13.8%       9.2%      13.7%        9.2%



                                                                     (continued)

COMPUTER MANAGEMENT SCIENCES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Revenue:

     Revenue for the second quarter ended June 30, 1996 was $11,231,479, a 45.6% increase over revenue of $7,715,523 recorded in the second quarter of 1995. Revenue for the current six-month period of $21,653,175 was a 41.6% increase over the comparable 1995 period. The increase in revenue was attributable to the strong performance of the Jacksonville based Business Engineering Services Division (BESD), and the Greenville, Hartford and Jacksonville Branches. The newly acquired Summit Computer Services, Inc. also contributed to the growth in revenue with strong sales in both consulting services and software sales.

Gross Profits:

     1996 second quarter gross profit of $4,353,666 was a $1,382,364 improvement over the second quarter of 1995. This increase was attributable to the strong performance of the Strategic Consulting Group, a larger percentage of fixed bid business, and increased revenue. For the six-month period, gross profit of $8,363,164 was a 45.0% increase over results for the comparable 1995 period.

SG & A Expenses:

     Selling, general and administrative expenses totaled $2,211,236 for the second quarter of 1996, an increase of $356,539 over the second quarter of 1995. Expressed as a percentage of revenue, however, SG&A expenses decreased from 24.0% in the second quarter 1995 to 19.7% for the second quarter 1996. For the current six-month period, SG&A expenses decreased as a percentage of revenue to 19.7% from 23.3% for the comparable 1995 six-month period. The improved percentage for both periods resulted from increased volume and cost containment of marketing and other fixed expenses.

Net Income:

     Net income improved $859,073 to $1,579,699 for the second quarter of 1996. For the current six- month period, net income was $3,087,098, an increase of $1,635,017. This improved performance for both the second quarter and the six-month period was a result of increased revenue and cost containment of SG&A expenses. For the second quarter of 1996, the effective tax rate decreased to 37.8%. The decrease in the effective tax rate is primarily due to the business combination with Summit Computer Services, Inc., an S Corporation, on April 30, 1996, which was accounted for as a pooling-of-interests.

Liquidity and Capital Resources

     During the six months ended, June 30, 1996, cash decreased $10,589,513 and working capital dropped $4,681,271. While a number of factors contributed to the change, the main components were increases in investments and accounts receivables, as discussed below.

     As of December 31, 1995, $28,515,745 was invested in funds maturing within ninety days and was classified as cash equivalents. The drop in interest rates experienced during the first half of 1996 required the Company to look for investments with maturities extending beyond 90 days to increase its yield. By the end of the second quarter, $1,836,506 was invested in trading securities and $7,973,982 was invested in various corporate and governmental bonds with maturities exceeding one year. (continued)

COMPUTER MANAGEMENT SCIENCES, INC.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (cont'd)

     Accounts receivable increased $3,159,962 during the first six months of 1996. The number days of sales outstanding increased 10 days since the end of 1995 to 74 days of sales outstanding. Therefore, the bulk of the increase in accounts receivable is a reflection of increase in sales volume and increase in days of sales outstanding experienced during the period. The amount of fixed bid business rose during the period by $1,866,095. Most of this business requires payment after completion of particular phases of a project or upon completion of the entire project. The amounts of revenue earned in excess of billings increased approximately $790,000 since the end of 1995.

     During the six months, the Company spent a total of $629,374 for capital expenditures, of which $348,953 was spent for computer equipment for the SOCs and various branch locations. The amount of $175,000 was spent to acquire a building to house the Tallahassee, Florida branch.

     The Company maintains a $750,000 revolving credit facility with a commercial bank, permitting advances equal to the lesser of $750,000 or 75% of "qualified accounts" (defined as trade accounts receivables less than 90 days old which approximated $5,410,741 as of June 30, 1996). The credit facility has been inactive during 1996. The Company assumed certain mortgage obligations totaling $55,321 in connection with its December 28, 1995, merger with MIS Software Development, Inc., and $221,414 in notes payable in connection with its April 30, 1996 merger with Summit Computer Services, Inc. The mortgages and notes were paid off during the first half of 1996.

     The Company currently anticipates that its existing cash and operating cash flow are sufficient to meet both the Company's short and long-term working capital requirements and to fund its expansion through the establishment of additional branch offices, SOC locations, and possible acquisitions.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                           Part II - Other Information


Item 1 -  Legal Proceedings - None

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matter to a Vote of Security Holders -

     An annual meeting of the shareholders of the Company was held on June 7, 1996, at which three Class I directors were nominated for election by management. The result of the vote were as follows:

                       Votes     Votes     Votes                    Broker
                       For       Against   Withheld  Abstentions    Non-Votes

David C. Minardi       3,914,442  N/A      7,500         0             0
Larry A. Longhi        3,914,967  N/A      6,975         0             0
Harry C. Stonecipher   3,915,367  N/A      6,575         0             0

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

      (a)    Exhibits -

             Exhibit 2.3 - Registrant filed an Agreement and Plan of Merger, dated April 30, 1996, by and among Computer Management Sciences, Inc., Summit Acquisition, Inc., Summit Computer Services, Inc. ("SCS"), and each of the shareholders of SCS on May 3, 1996, as an exhibit to its current report on Form 8-K.

      (b) Reports: On May 3, 1996, the Registrant filed a current report on Form 8-K describing its acquisition of Summit Computer Services, Inc.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMPUTER MANAGEMENT SCIENCES, INC.
                                                        (Registrant)





Date:   August 13, 1996
                                          Anthony V. Weight
                                          Senior Vice President and Chief
                                          Financial Officer