Form 10-Q/A
period 1996-06-30
COMPUTER MANAGEMENT SCIENCES INC
filed 1996-10-23
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        -----------------------------------

                                    FORM 10-Q/A

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

                        Commission File Number: 0-26622

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

                               Index to Form 10-Q/A
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

             Exhibit 27 - Article 5 of Regulation S-X Financial Data Schedule as of and for the six months ended June 30, 1996.

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


                                   COMPUTER MANAGEMENT SCIENCES, INC.
                                                        (Registrant)





Date:   October 23, 1996                  /s/ANTHONY V. WEIGHT
                                          Anthony V. Weight
                                          Senior Vice President and Chief
                                          Financial Officer