Form 10-Q
period 1996-09-30
COMPUTER MANAGEMENT SCIENCES INC
filed 1996-11-13
CIK 949229

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                     ___________________________________

                                  FORM 10-Q

             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                     N/A
  (Former name, former address and former fiscal year, if changed since last report)
                     ___________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X No ____

As of October 24, 1996 there were 8,270,902 shares of the Registrant's common stock, $0.01 par value, outstanding.

                      COMPUTER MANAGEMENT SCIENCES, INC.

                              Index to Form 10-Q
                   For the Quarter Ended September 30, 1996





                                                                         Page
                        PART I - FINANCIAL INFORMATION


Item 1     Financial Statements

               Consolidated Balance Sheets                                3-4
               Consolidated Statements of Operations                       5
               Consolidated Statements of Cash Flows                       6
               Notes to Consolidated Financial Statements                 7-8


Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations

               Results of Operations                                     9-10
               Liquidity and Capital Resources                            11


                         PART II - OTHER INFORMATION


Items 1-6      Other Information                                          12

Signatures                                                                13

                      COMPUTER MANAGEMENT SCIENCES, INC.

                         Consolidated Balance Sheets




                                                 September 30,  December 31,
                                                     1996           1995
                                                  (unaudited)    (restated)

Current assets:
   Cash and cash equivalents                     $ 12,163,225    30,068,844
   Accounts receivable, net                         9,156,663     5,602,778
   Investments                                      1,721,009           -
   Other receivables                                  518,424        80,902
   Due from officers                                  346,750        21,750
   Other current assets                                69,939        46,539
         Total current assets                      23,976,010    35,820,813

Property and equipment:
   Land                                             2,072,000       168,000
   Buildings and improvements                       3,049,898     1,516,356
   Computers and software                           1,616,103     1,044,050
   Office furniture and equipment                     872,651       811,400
   Vehicles                                           268,087       169,883
   Investment in leased property                          -           5,116
                                                    7,878,739     3,714,805
   Less accumulated depreciation                    1,434,620     1,126,707
         Net property and equipment                 6,444,119     2,588,098

Other assets:
   Intangible assets, net of accumulated
      amortization of $206,895 and $88,551          2,647,990       312,823
   Land held for investment, at cost                  428,465       428,465
   Investments                                     10,016,868       646,536
   Other                                              915,893       282,565
         Total other assets                        14,009,216     1,670,389

         Total assets                            $ 44,429,345    40,079,300

                                                              (continued)

                      COMPUTER MANAGEMENT SCIENCES, INC.

                                                      September 30, December 31,
                                                          1996          1995
                                                       (unaudited)   (restated)

Liabilities and Shareholders' Equity

Current liabilities:
   Notes payable                                       $      100       232,396
   Accounts payable                                       107,200       236,278
   Accrued expenses                                     2,049,963     1,720,825
   Unearned revenue                                       135,925       531,913
   Income taxes payable                                   300,970       181,760
   Deferred taxes payable                                  52,184        75,425
         Total current liabilities                      2,646,342     2,978,597

Long-term liabilities:
   Notes payable                                              -          44,439
   Deferred income taxes                                  201,720        57,666
         Total long term liabilities                      201,720       102,105

Shareholders' equity:
   Common stock, $.01 par value;
   20,000,000 shares authorized,
   8,270,902 and 5,511,858 shares
   issued and outstanding in 1996 and 1995                 82,709        55,119
   Preferred stock, $.01 par value;
   5,000,000 shares authorized,
   no shares issued and outstanding in 1996 and 1995          -             -
   Paid-in capital                                     30,116,942    29,337,650
   Retained earnings                                   11,346,684     7,565,688
   Unrealized gain on investments, net of income tax       34,948        40,141
   Total shareholders' equity                          41,581,283    36,998,598

   Total liabilities and shareholders' equity        $ 44,429,345    40,079,300







See accompanying notes to consolidated financial statements.

                      COMPUTER MANAGEMENT SCIENCES, INC.

                    Consolidated Statements of Operations
                                 (Unaudited)



                                    For the Three Month    For the Nine Month
                                       Period Ended           Period Ended
                                       September 30,          September 30,
                                      1996        1995       1996       1995
                                              (restated)            (restated)

Revenue                         $  11,782,533  7,774,405  33,435,709 23,067,161
Direct costs                        7,353,439  5,034,321  20,643,450 14,560,477
   Gross profit                     4,429,094  2,740,084  12,792,259  8,506,684

Selling, general and
     administrative expenses        2,140,401  1,691,425   6,414,474  5,260,430
   Income from operations           2,288,693  1,048,659   6,377,785  3,246,254

Other income (expense):
   Investment and other income        328,919     48,474   1,110,767    112,153
   Interest expense                      (145)    (3,208)     (4,987)    (8,052)
                                      328,774     45,266   1,105,780    104,101

   Income before income taxes       2,617,467  1,093,925   7,483,565  3,350,355


Provision for income taxes          1,227,000    456,471   3,006,000  1,260,820
Net income                      $   1,390,467    637,454   4,477,565  2,089,535

Pro forma information (note 2):
   Net income as reported       $   1,390,467    637,454   4,477,565  2,089,535
   Pro forma charge(credit)in
     lieu of income taxes                 -       (9,927)    132,669     38,088
   Pro forma credit for a
     non-recurring charge related
     to the change in tax status     (246,876)        -      246,876)       -
Pro forma net income            $   1,637,343     647,381  4,591,772  2,051,447
Pro forma net income per share  $         .17         .10        .48        .33

Weighted average number of
     common and common equivalent
     shares outstanding         $   9,636,560   6,221,603  9,599,508  6,199,103




See accompanying notes to consolidated financial statements.

                      COMPUTER MANAGEMENT SCIENCES, INC.

                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                          For The Nine Months
                                                          Ended September 30,
                                                            1996        1995
                                                                     (restated)

Cash flow from operating activities:
   Net income                                         $  4,477,565   2,089,535
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                     450,486     288,222
         Net gain on disposition of property and equipment  (2,850)       (490)
         Deferred income taxes                             124,108     (36,857)
   Change in assets and liabilities:
      Increase in accounts and other receivables        (3,991,407)   (948,572)
      Decrease in refundable taxes                             -        23,726
      Increase in other current assets                     (23,400)    (46,699)
      Increase in other assets                            (633,328)   (328,407)
      Increase in accounts payable and accrued expense     200,060     395,952
      Decrease in unearned revenue                        (395,988)   (148,933)
      Increase in income taxes payable                     119,210     150,728

      Net cash provided by operating activities            324,456   1,438,205

Cash flow from investing activities:
   Purchases of property and equipment                  (4,184,412)   (717,067)
   Proceeds from the sale of property and equipment          2,850         490
   Purchase of investments, net                        (11,099,829)   (229,790)
   Increase in intangible assets                        (2,457,262)    (80,550)
   Increase in due from officers                          (325,000)        -

   Net cash used in investing activities               (18,063,653) (1,026,917)

Cash flow from financing activities:
   Repayment of notes payable                             (276,735)   (144,096)
   Dividends paid to shareholders of pooled entity             -        (2,000)
   Proceeds from issuance of common stock                  110,313         651

     Net cash used in financing activities                (166,422)   (145,445)
     Net(decrease)increase in cash
          and cash equivalents                         (17,905,619)    265,843

Cash and cash equivalents at beginning of period        30,068,844   1,137,657

Cash and cash equivalents at end of period           $  12,163,225   1,403,500

See accompanying notes to consolidated financial statements.

                      COMPUTER MANAGEMENT SCIENCES, INC.

                  Notes to Consolidated Financial Statements



(1)  Organization and Basis of Presentation

     Computer Management Sciences, Inc. (the Company), provides computer systems and information technology consulting, project management, systems analysis and design, and programming services to a broad range of industries and software/hardware platforms. The Company's services are generally an outside resource supplementing a client's internal information technology (IT) capabilities, and include various technical services, such as technology support services, IT solutions services and strategic IT consulting.

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

(2)  Business Combination

     On April 30, 1996, the Company issued 630,608 (adjusted for stock split, see note 3) shares of its common stock in exchange for all of the outstanding common stock of Summit Computer Services, Inc. (SCS), a Charlotte, North Carolina based computer consulting firm with concentrated expertise in client/server technology. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of SCS. Prior to its acquisition by the Company, SCS had elected S Corporation status for federal and state income tax purposes. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. To reflect the earnings of SCS on an after tax basis, a pro forma charge (credit) in lieu of income taxes has been included for the periods preceding the termination of S Corporation status. A pro forma credit for the impact of a non-cash, non-recurring net charge for deferred income taxes resulting from the termination of the S Corporation status has also been included pursuant to the provisions of SFAS No. 109.

     On July 31,1996, the Company acquired substantially all of the assets of Pathways Consulting, Inc. (Pathways), an Atlanta-based information technology firm specializing in providing systems integration consulting services to the public utility industry. The purchase price of the acquisition was $4.4 million in cash of which $2.3 million was paid at closing and $2.1 million is payable in equal installments over an approximate three year period contingent on meeting certain revenue goals. The Pathways acquisition was accounted for under the purchase accounting method.

                      COMPUTER MANAGEMENT SCIENCES, INC.

(3)  Stock Split

     On June 7, 1996, the Company's Board of Directors declared a 3-for-2 stock split, which was effected as a fifty percent stock dividend, of the Company's common stock. The common stock dividend was distributed on July 5, 1996 to shareholders of record on June 21, 1996. Retroactive recognition has been given in the calculation of earnings per share to the shares issued in the SCS business combintion (note 2) and stock split.


(4)  Subsequent Event

     On October 17, 1996, the Company's Board of Directors declared a 3-for-2 stock split, to be effected as a fifty percent stock dividend, of the Company's common stock. The common stock dividend will be distributed on November 20, 1996 to shareholders of record on November 4, 1996.

                      COMPUTER MANAGEMENT SCIENCES, INC.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations



Results of Operations

     The information in the following table is presented as a percentage of net sales for the period indicated:

                                           Percentage of Total Revenue
                                      Three Months Ended Nine Months Ended
                                         September 30,     September 30,

                                        1996     1995     1996     1995

      Revenue                          100.0%   100.0%   100.0%   100.0%
      Direct Costs                      62.4%    64.8%    61.7%    63.1%
      Gross Profit                      37.6%    35.2%    38.3%    36.9%
      Selling, general, and
          administrative expenses       18.2%    21.7%    19.2%    22.8%
      Income from operations            19.4%    13.5%    19.1%    14.1%
      Other income, net                  2.8%     0.6%     3.3%     0.4%
      Income before income taxes        22.2%    14.1%    22.4%    14.5%
      Provision for income taxes        10.4%     5.9%     9.0%     5.4%
      Net income                        11.8%     8.2%    13.4%     9.1%
      Pro forma net income              13.9%     8.3%    13.7%     8.9%


Revenue:

        Revenue for the third quarter ended September 30, 1996 was $11,782,533, a 51.6% increase over revenue of $7,774,405 recorded in the third quarter of 1995. Revenue for the current nine month period of $33,435,709 was a 44.9% increase over the comparable 1995 period. The increase in revenue was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from 309 in the third quarter of 1995 to 441 for the current period, a 42.7% increase. Also contributing to the increase in revenue was a slight change in the mix of services delivered by the Company. During the first nine months of 1995, the Company's engagements consisted primarily of traditional IT consulting projects billed on a time and material basis. Over the course of the first nine months of 1996, however, the number of strategic IT solution consulting and outsourcing/fixed bid projects undertaken by the Company has steadily increased resulting in an increase in the average hourly billing rate from $52 in the third quarter 1995 to $54 for the third quarter 1996. The change in mix of services is primarily due to the success of the System Outsourcing Centers (SOCs) in Jacksonville and Greenville, which came online in October 1995 and January 1996, respectively. The branch offices which significantly contributed to the above increases were: Atlanta (including the Pathways acquisition, see note 2); Charlotte (SCS); Cleveland; Greenville; Jacksonville; and Tallahassee (MIS Software Development, Inc.,"MSD"), which posted revenue increases year-to-date 1996 of 38.4%; 80.7%; 99.7%; 148.8%; 51.0%; and 60.0%, respectively, over the comparable 1995 period.

                      COMPUTER MANAGEMENT SCIENCES, INC.

     Management's Discussion and Analysis of Financial Condition and
                       Results of Operations, continued



Gross Profits:

     The 1996 third quarter gross profit of $4,429,094 was a $1,689,010 improvement over the third quarter of 1995. For the nine month period, gross profit increased 50.4% to $12,792,259 or 38.3% of revenue versus 36.9% of revenue in 1995. This increase is attributable to the delivery of more strategic IT solution consulting, a larger percentage of fixed bid business, and increased software revenue. As mentioned above, the success of the SOCs has contributed to an increase in outsourced and fixed bid projects which generally demand higher billing rates than traditional IT consulting services. The average billing rate increased to $54.48 per hour in the third quarter of 1996 from $52.07 an hour in 1995, a 4.6% increase.

S,G&A Expenses:

     Selling, general and administrative expenses totaled $2,140,401 for the third quarter of 1996, an increase of $448,976 over the third quarter of 1995. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 21.8% in the third quarter 1995 to 18.2% for the third quarter 1996. For the current nine month period, S,G&A expenses decreased as a percentage of revenue to 19.2% from 22.8% for the comparable 1995 period. The improved percentage for both periods resulted from increased volume and cost containment of marketing and other fixed expenses.

Net Income and Pro Forma Net Income:

     Net income increased $753,013 to $1,390,467 for the third quarter of 1996. For the current nine month period, net income was $4,477,565, an increase of $2,388,030. This improved performance for both the third quarter and the nine month period was a result of increased revenue, stronger gross margins, cost containment of S,G&A expenses and investment income earned on funds received from the Company's initial public offering which closed on October 4, 1995. For the third quarter and nine month period of 1996, the effective tax rate was 46.9% and 40.2% versus 41.7% and 37.6% for the comparable 1995 periods, respectively. The significant increase in the effective tax rate is due to the business combination with SCS, an S Corporation acquired by the Company on April 30, 1996. The acquisition of SCS was accounted for as a pooling-of-interests. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. To reflect the earnings of SCS on an after tax basis, a pro forma charge (credit) in lieu of income taxes has been included for the periods preceding the termination of S Corporation status. A pro forma credit for the impact of a non-cash, non-recurring net charge for deferred income taxes resulting from the termination of the S Corporation status has also been included pursuant to the provisions of SFAS No. 109. On a comparable basis, pro forma net income expressed as a percentage of revenue was 13.7% for the nine months ended September 30, 1996 versus 8.9% for the same period in 1995.

                      COMPUTER MANAGEMENT SCIENCES, INC.

                       Liquidity and Capital Resources



     During the nine months ended September 30, 1996, cash decreased $17,905,619 and working capital dropped $11,512,548. While a number of factors contributed to the change, the main components were increases in long-term investments, accounts receivables, and property and equipment, as discussed below.

     As of December 31, 1995, $28,515,745 was invested in funds with original maturity of ninety days or less and were classified as cash equivalents. The drop in interest rates experienced during 1996 required the Company to look for investments with maturities extending beyond ninety days to increase its yield. By the end of the third quarter, $1,721,009 was invested in trading securities and $10,016,868 was invested in various corporate and governmental bonds with maturities exceeding one year.

     Accounts receivable increased $3,991,407 during the first nine months of 1996. The number days of sales outstanding increased 11 days since the end of 1995 to 75 days of sales outstanding. Therefore, the increase in accounts receivable is a reflection of increased sales volume and an increase in days of sales outstanding experienced during the period. The amount of fixed bid business rose during the period by approximately $2.4 million. Most of this business requires payment after completion of particular phases of a project or upon completion of the entire project. The amounts of revenue earned in excess of billings increased approximately $715,000 since the end of 1995.

     During the nine months, the Company spent approximately $4.2 million for capital expenditures and approximately $2.5 million for acquisitions. Of the capital expenditures, $3.4 million was spent for property and buildings to house the Atlanta and Tallahassee SOCs, $0.6 million was spent for computer equipment, software and furniture for the Greenville SOC and other branch offices and $0.2 million was spent for various other fixed assets. Of the acquisitions, $2.3 million was spent on the July 31, 1996 acquisition of Pathways Consulting, Inc. and $0.2 million was spent on the January 30, 1996 acquisition of Weldon Systems, Inc.

     The Company maintains a $750,000 revolving credit facility with a commercial bank, permitting advances equal to the lesser of $750,000 or 75% of "qualified accounts" (defined as trade accounts receivables less than 90 days old which approximated $8.4 million as of September 30,
     1996). The credit facility has been inactive during 1996. The Company assumed certain mortgage obligations totaling $55,321 in connection with its December 28, 1995 merger with MSD, and $221,414 in notes payable in connection with its April 30, 1996 merger with SCS. The mortgages and notes were paid off during the first half of 1996.

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

Item 4 - Submission of Matter to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

      (a)  Exhibits -

        Exhibit 27 - Financial Data Schedule as of and for the nine months ended September 30, 1996, pursuant to Article 5 of Regulation S-X.

      (b)  Reports:  None

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


                                            COMPUTER MANAGEMENT SCIENCES, INC.
                                                                  (Registrant)




Date:  November 8, 1996                         /s/ ANTHONY V. WEIGHT
                                                Anthony V. Weight
                                                Senior Vice President and Chief
                                                Financial Officer