Form 10-K
period 1996-12-31
COMPUTER MANAGEMENT SCIENCES INC
filed 1997-03-31
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from          to

Commission File Number: 0-26622

                       COMPUTER MANAGEMENT SCIENCES, INC.
              (Exact name of registrant as specified in its charter)

      Florida                                         59-2264633
(State or other jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization)

8133 Baymeadows Way, Jacksonville, Florida               32256
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (904) 737-8955

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant as of February 28, 1997, was approximately $157,553,000.

The number of shares of the registrant's common stock issued and outstanding as of February 28, 1997 was 12,998,451.

Documents Incorporated by Reference: Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on June 6, 1997 are incorporated by reference into Part III of this Form.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1996







                                Table of Contents



     Item Number in

       Form 10-K                                                            Page



                                     PART I

        Item 1.  Business....................................................  1

        Item 2.  Properties.................................................. 11

        Item 3.  Legal Proceedings........................................... 11

        Item 4.  Submission of Matters to a Vote of Security Holders......... 11





                                     PART II

        Item 5.  Market For Registrant's Common Equity and Related Stockholder
                    Matters.................................................. 12

        Item 6.  Selected Financial Data..................................... 13

        Item 7.  Management's Discussion & Analysis of Financial Condition and
                    Results of Operations.................................... 15

        Item 8.  Financial Statements and Supplementary Data................. 20

        Item 9.  Changes in and Disagreements With Accountants on Accounting
                    and Financial Disclosure................................. 20





                                    PART III

        Item 10.  Directors and Executive Officers of the Registrant......... 21

        Item 11.  Executive Compensation..................................... 21

        Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management.............................................. 21

        Item 13.  Certain Relationships and Related Transactions............. 21





                                     PART IV

        Item 14.  Exhibits, Financial Statements, Schedules, and Reports on
                     Form 8-K................................................ 22

                       COMPUTER MANAGEMENT SCIENCES, INC.

                Form 10-K For Fiscal Year Ended December 31, 1996





                                     PART I

Item 1.  Business

General

      Computer Management Sciences, Inc. ("CMSI" or the "Company") provides information technology consulting and custom software development services to a diverse group of clients, primarily Fortune 1000 companies, other large organizations and state and local governments located throughout the United States. The Company's services are generally an outside resource supplementing a client's internal information technology ("IT") capabilities, and include a broad range of technical services, such as technology support services, IT solutions services and strategic IT consulting. Technology support services include systems support and maintenance and contract programming. Solutions services include software application design, development and implementation, as well as systems integration. Strategic consulting services include planning and designing enterprise-wide information systems and business process re-engineering which allow clients to maximize the strategic value of business information.

      The Company was founded in 1983 as a provider of technology support and contract programming. In late 1992 and early 1993, in response to industry trends, the Company decided to seek more profitable and higher value-added engagements, particularly client/server solutions engagements and strategic IT consulting. Today, CMSI's services typically are delivered by a "Solutions Team" consisting of technical professionals having an appropriate combination of support, solutions and strategic consulting expertise. The Company believes this Solutions Team approach differentiates CMSI from competitors offering conventional contract staffing services because this service delivery structure allows CMSI to cross-market a broader range of skills to existing clients. Solutions Teams are often organized within the Company's System Outsourcing Centers and employ the "Software Factory Process" ("SFP"), which is a
standardized   process,   developed  by  the   Company,   for  the  creation  of
documentation and the development of custom software. The SFP utilizes the Company's proprietary Evolution(R) methodology, which is a structured, step-by-step approach to application development that facilitates both the design of systems and the integration of these systems with a client's organizational objectives. Also, the Company has strategic alliances with a number of major technology companies, including Logic Works, Inc., Microsoft Corp., PowerSoft Corporation, Inc. and Texas Instruments Incorporated, which provide access to technical and marketing information, specialized training and cooperative marketing efforts.

      The Company provides services through its corporate headquarters located in Jacksonville, Florida and its network of ten branch offices located in Hartford, Atlanta, Greenville, Boston, Portland (Oregon), Chicago, Cleveland, Tallahassee, Charlotte and Detroit. Through February 1997, the Company established three additional branches in Denver, Washington, D.C. (both the Denver and Washington branches were established through the Company's merger with Miaco Corporation) and Winston-Salem, North Carolina. At December 31, 1996, the Jacksonville office, which serves as the prototype for the branches, was staffed by approximately 155 professional consultants. The number of professional consultants at the other branches ranged from 2 to 62, and averaged approximately 31. The Company believes that its branch network of branch offices provides clients with the local contact and a broad range of skill sets necessary to establish and maintain long-term client relationships. Each branch office is managed by a branch manager who reports directly to a Company vice president.

      In October 1995, the Company opened its first System Outsourcing Center ("SOC") in Jacksonville. The Company subsequently opened two additional SOCs; Atlanta in December 1996 and Tallahassee in February 1997. A SOC is a modern, highly secure facility equipped with a variety of advanced computer hardware, software, and networking technologies (Windows N/T) and systems. A SOC is designed to enable the Company to provide its full range of services in a state-of-the-art Company facility rather than on-site at the client's facility. The Company believes that the SOC architecture is a major differentiation among its competitors and will be an important factor in attracting outsourcing engagements and marketing its IT consulting services. The Company intends to open three additional SOCs, in Charlotte, Denver, and Greenville, by year-end 1997.

Forward Looking Statements

      This Annual Report on Form 10-K contains certain information and trend statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involve risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words "anticipate", "believe", "estimate", "expect", "intend", "project", "target" and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that include, but are not limited to, growth through business combinations and internal expansion, the Company's ability to attract and retain qualified consultants, dependence on significant relationships and the absence of long-term contracts, project risk, the Company's ability to effectively manage a large and rapidly changing business, pricing and margin pressures, and competition. Please refer to discussions of these and other factors in this Annual Report and other Company forms on file with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Acquisitions

      CMSI is actively pursuing the acquisitions of companies that offer synergistic technological capabilities not currently possessed by CMSI or similar companies in desirable geographic markets.

      In December  1995,  the Company  exchanged  approximately  343,991  shares
(adjusted for subsequent stock splits) for all the outstanding common stock of MIS Software Development, Inc. ("MSD"), a software development company, based in Tallahassee, Florida, that provides information technology services to state and local governments in the form of on-line data bases accessed and up-dated directly by the user through its computer terminals. CMSI has identified the state and local government market as a growth sector in the process of converting to client/server technologies. MSD is a wholly-owned subsidiary of CMSI and its acquisition was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts and results of operations of MSD. For 1996 and 1995, MSD contributed $4,411,325 and $2,837,617 towards CMSI's total revenue of $46,095,306 and $31,998,220, respectively.

      On January 30, 1996, the Company acquired certain assets, contracts and personnel of Weldon Systems, Inc., a company located in Springfield, Massachusetts that develops customized computer software applications for firms in the financial services and insurance industries. The purchase price was $225,000 and the acquisition was accounted for under the purchase method.

      On April 30, 1996, the Company exchanged approximately 945,907 shares (adjusted for subsequent stock splits) of its common stock for all of the outstanding common stock of Summit Computer Services, Inc. ("SCS"), a computer consulting firm, based in Charlotte, North Carolina, with concentrated expertise in client/server technology. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts and results of operations of SCS. SCS is a wholly-owned subsidiary of CMSI. For 1996 and 1995, SCS contributed $6,720,580 and $4,185,322 towards CMSI's total revenue of $46,095,306 and $31,998,220, respectively.

      On July 31, 1996, the Company acquired all of the assets of Pathways Consulting, Inc. ("Pathways"), an information technology firm, based in Atlanta, Georgia, specializing in providing systems integration consulting services to the public utility industry. The acquisition was accounted for as a purchase, with a total purchase price of $4.4 million in cash of which $2.3 million was paid at closing and the balance, $2.1 million, is payable in equal annual installments over an approximate three year period subject to the achievement of certain revenue goals. Subsequent to December 31, 1996, Pathways exceeded its first revenue goal and as a result $700,000 of contingent consideration will be paid in the first quarter of 1997.

      On January 17, 1997, the Company exchanged 584,080 shares of its common stock for all of the outstanding common stock of Miaco Corporation ("Miaco"), a computer consulting firm, based in Denver, Colorado, specializing in relational database and client/server technologies. Miaco also has an office in Washington, D.C. This business combination will be accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Miaco. Miaco will continue to operate as a wholly-owned subsidiary of the Company.

Industry Background

      Historically, computing was conducted on proprietary host-based systems operating on mainframes or minicomputers supplied by a single vendor. Operation of these centralized "legacy" systems (i.e., established applications run on mainframes that require frequent enhancements) typically was managed by a Management Information Systems ("MIS") department that dictated the data processing services available to the end-user. In the 1980's, the proliferation of end-user software, such as financial spreadsheets, databases and word processing packages, resulted in rapid growth in the numbers of end-users and other systems, including some local area networks (LANs), not under MIS control. Accordingly, the demand for more cost-effective, responsive and flexible computing systems also grew. Organizations began implementing increasingly varied computing environments made up of personal computers, work stations, minicomputers and mainframes interconnected in local and wide-area networks. This move to open, distributed "client/server" systems (i.e., a configuration of interconnected personal computers or workstations and a server, such as a minicomputer, which stores data and applications and distributes them across the network) continues as organizations seek to take advantage of the improvements in price/performance ratios offered by client/server architectures and enabling technologies.

      The Company believes this technological transition toward client/server systems and the corresponding expansion of technological options offers significant opportunities to the Company because, in many cases, clients have found it prohibitively expensive to maintain an in-house MIS staff sufficiently well-versed in emerging technologies. Moreover, many organizations are finding it increasingly difficult and costly to support and maintain their existing legacy systems because, as providers of IT services focus on the client/server segment of the market, fewer IT professionals will maintain the skill sets necessary to support legacy systems.

Strategies

      The Company's objective is to be a leading provider of IT consulting and custom software development services. To achieve this objective, CMSI will continue to pursue the following strategies:

      Provide Differentiated Value-Added Services. The Company is committed to continuously expanding its services to meet the needs of its clients. In keeping with this strategy, the Company will continue to provide network maintenance and support services to its numerous legacy system clients, while increasingly seeking more value-added IT solutions and strategic IT consulting projects, which are typically billed at higher rates. The Company intends to continue to capitalize on its proprietary Evolution(R) methodology to attract additional high-value business, particularly engagements involving strategic IT consulting services. In addition, the SOCs will enable the Company to compete for more lucrative fixed-bid and outsourcing engagements and to demonstrate CMSI's credentials and solutions capabilities.

      Focus on Margins. CMSI seeks to continuously improve its gross margin and operating margin. One initiative designed to enhance margins is to secure more high-value IT solutions and strategic IT consulting engagements, such as client/server projects, which constitute more than one-half of the Company's current engagements. Another initiative to increase profitability is to obtain more fixed-bid engagements which offer the opportunity to achieve higher margins if projects are managed effectively. The Company also considers its current rate of consultant utilization (99%) and its emphasis on evaluating and compensating employees on the basis of profitability important components of its strategy to improve its margins.

      Expand Client Base through Incremental Growth, New Branches and Strategic Alliances. The Company intends to continue a three-pronged growth strategy to expand its client base. The Company believes that it can sustain the internal growth currently underway in its existing branches by establishing and maintaining long-term client relationships through the continuous delivery of differentiated value-added services that address a client's IT needs. The Company also intends to continue to expand horizontally by opening additional branches in new geographic locations. The Company believes that it has established a successful operating model for establishing new branches that can be replicated in other markets. Finally, the Company intends to continue to expand vertically by acquiring firms that offer synergistic technological capabilities not currently possessed by CMSI.

      Continue Technology Leadership. The Company is determined to continuously provide state-of-the-art IT solutions to its clients. For instance, the Company has assisted many of its clients in smoothly making the transition from legacy-based systems to client/server systems. In addition, the Company has established strategic alliances with organizations such as Logic Works, Inc., Microsoft Corp., PowerSoft Corporation, Sybase, Inc., and Texas Instruments Incorporated that enable CMSI to implement the latest in advanced hardware and software technology. The Company believes its strategic alliances with vendors will be enhanced by the SOCs, which are available to display additional vendor hardware, utilize tools and profile new applications.

      Attract, Develop, Motivate and Retain Quality People. One of the key elements to the Company's continued success is its ability to hire highly skilled consultants. Accordingly, CMSI devotes significant resources to recruiting, maintaining a full-time recruiter in each branch and full-time recruiting staff at corporate headquarters. To help attract and retain consultants, the Company has established several employee benefit plans. The Company's Employee Stock Ownership Plan (ESOP), established in 1989, has enabled the Company's employees to acquire approximately 1,474,300 shares of Common Stock of the Company as of December 31, 1996. The Company also motivates employees by compensating them on the basis of their performance rather than their position or tenure. For instance, each employee is eligible for a cash bonus or incentive stock options based on his or her contribution to the Company's profitability. Development of Company employees is fostered by in-house peer-to-peer training and mentoring programs that are conducted after hours in the SOCs. In addition, the Company facilitates development of its employees' technical skills by providing a low-interest loan program which allows employees to finance hardware and software purchases for personal use.

Company Services

      CMSI provides a broad range of IT consulting services, including (i) technology support services designed to provide professional personnel to augment a client's internal information systems management and staff; (ii) IT solutions services designed to solve a client's complex information systems problems or to satisfy a client's technological objectives; and (iii) strategic consulting services targeted at the enterprise-wide or business function level and designed to enable a client to effectively integrate information systems and strategic organizational goals. Historically, technology support services were the Company's primary line of business, accounting for virtually all of the Company's revenues in 1992. Since 1992, the Company has concentrated on developing the technical and managerial expertise required to deliver high-level IT solutions services and strategic IT consulting services to its clients. The following is a description of the Company's principal services.

      Technology Support Services. The Company provides highly skilled professionals to augment the internal information systems management and staff of its clients. Increasing costs of MIS personnel and facilities and hardware constraints are the most significant competitive factors driving this area of the Company's business. The Company can provide these services either at the client's site or by outsourcing, in whole or in part, to a Company facility. The Company believes implementation of SOCs will greatly enhance its ability to provide cost-effective technology support services. Technology support engagements, with the exception of some data processing projects, generally are billed on a time and materials basis. Typical technology support engagements include the following:

           Systems Support, Maintenance and Contract Programming. The Company offers a variety of services designed to support and maintain legacy, midrange (e.g., IBM AS/400), and client/server systems. These services include systems maintenance and management support, contract programming and applications enhancement, training and help desk services. The Company generally utilizes a Service Level Agreement to define the scope of the various support and maintenance services that will be provided in a client engagement.

           Data Processing. The Company offers a diverse set of services to clients seeking cost reductions and quality improvement in data processing. Clients typically seek the Company's data processing services because they are constrained by space or computing asset limitations. The Company can address these problems by outsourcing a client's in-house data processing operation, in whole or in part, to one of the Company's facilities. The Company believes the SOCs have enhanced its ability to compete in the data processing segment of the IT services market because they enable the Company to efficiently migrate the client's data processing needs to the SOCs.

           Training. The Company offers client/server training encompassing various programming languages, software applications and methodologies. The goal of training services is to enhance the client's satisfaction with, and utilization of, the systems and applications developed for the client through education in the technologies and methods used to design and to develop those systems and applications. The Company believes that proper training is critical to end-user "buy-in" to the Company's work product and the maintenance of long-term client relationships. The Company currently supports training activities at the SOCs which has strengthened this aspect of the Company's services.

      IT Solutions Services. The Company provides complex technical solutions to the information technology needs and goals of its clients. The Company believes that one of the primary factors behind the growth in the solutions segment of the IT services market is the continuing migration by large organizations from centralized, mainframe systems to open, distributed computer networks utilizing client/server architectures. As a result, demand for the Company's IT solutions services continues to grow. IT solutions services typically are billed on a time and material basis, although the number of fixed-bid engagements undertaken by the Company has recently increased. IT solutions services engagements often involve one or more of the following services:

           Software Application Design. The Company's software application design services result in a functional and technical blueprint of the software application to be developed. Such applications allow a client to enhance the efficiency and functionality of specific business processes, support organizational goals, and achieve competitive advantage. To enhance the quality of the design, a Solutions Team identifies all potential business processes supported by the application and their related functions, prioritizes these processes, identifies end-user requirements and details the application specifications. The Solutions Team then delivers a comprehensive plan for developing and implementing the application. In order to improve the efficiency and quality of this process, the Company maintains a library of object-oriented software components to be re-used in software application development. In some cases, the Solutions Team may employ the Company's Evolution(R) methodology in applications design, which includes rapid application development techniques such as parallelism, reusable components repositories, graphical user interfaces, and time-boxing to enable the Company to design efficient, cost-effective applications.

           Development, Integration and Implementation. These services include development of the custom application software necessary to operate the application, integration of the application into the existing information processing architecture, and testing the functionality of the application. Upon completion of the development process, the Company helps the client implement the use of the application by the organization. The Company typically provides training in advance of each stage of application roll-out so that end-users of the application have the skills required to utilize the application. This facilitates acceptance of the application and any new related business processes, and enhances utilization of the application by client personnel.

      Strategic IT Consulting Services. The Company's strategic IT consulting services are targeted at either the enterprise-wide or the business function level, and may include the re-engineering of certain business processes. These services assist clients in identifying strategic organizational objectives and in designing an IT infrastructure that will support them. From the Company's perspective, management consulting firms typically attempt to optimize performance through improved strategic initiatives, but often fail to integrate these initiatives with the clients information technology system. Conversely, systems integrators tend to optimize information systems, but often do not link the system to the achievement of organizational objectives. CMSI, through the use of its Evolution(R) methodology, provides an integrated solution by identifying strategic objectives, either at the organizational or business function level, and designing a system that enables the end-user to achieve the defined objectives.

      Using its Evolution(R) methodology, the Company delivers its strategic IT consulting services through a series of phases, each of which begins with a "facilitated workshop" (a Company term referring to a group discussion designed to develop ideas), and results in a "deliverable" (a Company term referring to either a document or prototype that details the results of the last phase and guides the direction of the next phase). The facilitated workshops are led by a Company team consisting of a session leader, who focuses and directs the session, and a scribe, who prepares the current phase's deliverable. Clients participate in the facilitated workshops through a team of client representatives, ranging from executive officers to entry-level end-users. At each phase of the process, the session leader ensures that group consensus is reached regarding the harmony between the proposed system design and the organizational objectives by requiring the group to endorse the phase's deliverable before proceeding to the next phase. This process ensures an information system design that achieves organizational objectives. Strategic IT consulting services are billed on both a time and materials and fixed-bid basis. The various stages of the typical strategic IT consulting project, using the Evolution(R) methodology, are described below:
           Planning and Requirements Analysis. CMSI provides expert analysis of the potential and limitations of a client's current computing system prior to beginning design of a new system. A detailed requirements analysis allows a client to fully understand the capabilities of its current system and enables the client to determine whether its current configuration will support its IT needs and goals. Analysis services also include a review and analysis of the architecture, security, risks and costs of the client's current computing system.

           Project Definition. The focus of the analysis (e.g., a specific business function, an interrelated set of functions, or an enterprise-wide system) is addressed at the project definition stage. The parameters of the project are defined in a facilitated workshop involving high-level executives and functional end-users who consider the strategic direction of the organization in conjunction with the scope of the project. Once the boundaries of the project are defined, the scribe and the session leader produce a system plan that is endorsed by the project definition stage participants.

           Business Process Re-engineering. After completing the project definition stage previously described, clients sometimes decide that certain business processes must be completely re-engineered. The Company attributes its success in re-engineering business processes primarily to two factors: (i) it is continuously experimenting with leading edge technology that can be implemented to achieve client goals in an innovative fashion; and (ii) as an unbiased observer, the Company is not bound by organizational constraints that often inhibit creative problem solving. The Company utilizes its Evolution(R) methodology to combine enabling technologies, such as client/server architectures and graphical user interfaces, with the client's knowledge of its business to achieve significant, and sometimes breakthrough, improvements of business processes.

           Systems Design. The Company's systems design services assist clients in identifying and designing a network infrastructure that will support the interrelated strategic business objectives and information needs identified in previous stages. Design services include selection of viable systems platforms, creation of migration plans from the existing to the proposed system, integration of systems, applications and databases and project management. Once the system is designed, the Company works with the client to develop plans to implement and manage the improved system.

Delivery of Services

      Solutions Teams. The organizational structure of the Company has evolved as the complexity and breadth of the IT consulting services offered by the Company have expanded. To better serve client needs, the Company's services are delivered by a Solutions Team consisting of Company professionals who offer expertise spanning the full range of the Company's services. The Solutions Team is important because it results in comprehensive, integrated solutions to client needs, regardless of whether those needs involve a single Company service, multiple unrelated services or an overlapping series of services. The Solutions Team is also important because it facilitates cross-marketing of multiple Company services, which furthers the Company's objective of establishing and maintaining long-term relationships with its clients. For instance, many of the Company's current legacy system clients eventually may migrate, in whole or in part, to client/server systems. Because the Solutions Team already has an established relationship with the client, it has an advantage in securing the higher-margin solutions and consulting services resulting from such migration. The organizational structure of the Company is designed to provide clients across the United States with a range of responsive, efficient, state-of-the-art solutions to virtually all of their IT needs.

      Systems Outsourcing Centers. CMSI opened its first Systems Outsourcing Center in Jacksonville during October of 1995 and two additional SOCs were brought on-line during December 1996 and February 1997 in Atlanta and Tallahassee, respectively. The SOCs are modern, highly secured facilities equipped with a variety of advanced computer hardware, software, and networking technologies and systems, and are designed to enable CMSI to provide its full range of services in a Company facility rather than on-site at the client's facility. Because of computing asset and facilities constraints at client's locations, it is increasingly difficult for the Company to complete large scale application or systems development using client hardware while the client's old applications and systems continue to operate. The SOCs address this problem by enabling CMSI to simulate many hardware environments and thereby to complete projects at the SOCs before they are implemented at the client's facility. An added advantage of the SOCs is that they allow the Company to assume project management responsibility, which can improve the Company's margins if managed effectively and increases the Company's ability to confidently seek fixed-bid engagements. Accordingly, the Company is actively pursuing outsourcing engagements and believes that the SOCs will provide a significant competitive advantage in securing them.

      The SOCs also serve an important marketing function for the Company because they are visually and technically designed to make an effective first impression on clients evaluating the Company for a potential engagement. The client conference and demonstration center is used to introduce CMSI credentials and, more importantly, exhibit similar solutions previously developed in a multi-media, high impact presentation. After the demonstration, potential clients tour the facility, including the multi-seat fully equipped training and education center, the open, work-flow-oriented office and projects area, and conference rooms. This escorted tour is designed to highlight that CMSI has (i) the resources to handle a broad range of projects; (ii) technically similar solutions already developed; (iii) the infrastructure required for a rapid response to customer needs; and (iv) the management and technical support required to effectively implement a potential project. The SOCs also serve as the backbone of CMSI-NET, a nationwide communications network connecting multiple Company locations and on-line clients. The Company anticipates opening three more SOCs in Charlotte, Denver, and Greenville, by year-end 1997.

      Software Factory Process. The Software Factory Process ("SFP") is a standardized process, developed by the Company, for the creation of documentation and development of custom software utilizing the Company's proprietary Evolution(R) methodology within the SOC infrastructure. The SFP is written to be compliant with International Standards Organization (ISO) 9001 requirements. A standardized product description produced using guidelines from Evolution(R) is the critical starting point to enable a smooth flow through the software factory (i.e. SOC). This standardized product description provides a complete computer-interpretable definition of the product's functional capabilities. This standard, called the System Job Order (SJO), provides the complete definition of the product in standard format that is easily read and comprehended by the factory personnel. The first stop in the manufacturing process for the SJO is Production Control. The SJO provides a definition that categorizes the overall product functionality into functional blocks and potentially some early identification of components. The functional component descriptions are used by production control to check the component repository to determine what functional components, if any, match the SJO and can be pulled from the component inventory warehouse. The component inventories of other SOCs are also on-line accessible to determine if the required components reside in another SOC. After component requirements review, Production Control develops the assembly instructions and/or component development specifications and routes them to Production Planning to start the resource allocation process. To comply with ISO 9001 requirements the SFP is the documentation for all procedures followed in implementing each SJO. The SJO and its updates including actions by all factory personnel relative to the SJO are tracked in CMSI's electronic document management system. Additionally, periodic internal audits are performed to maintain and ensure compliance with the SFP and ISO 9001.

      Evolution(R) Methodology. Delivery of many of the IT consulting services offered by CMSI are supported by the Company's proprietary Evolution(R) methodology. Evolution(R) methodology is an integrated set of stages, tasks, work products, techniques, tools and project management guidelines that provide a standard (reproducible) approach for the planning, development, and maintenance of systems targeted for the client/server architecture. CMSI developed the Evolution(R) methodology in response to the computing evolution from centralized mainframe systems to distributed client/server networks. The Company recognized that, although a network of personal computers provides great benefits by putting accessible, understandable and affordable computing power on the desktop of the end-user, it often results in locally-optimized information technology decisions (point solutions) that are not optimal for the organization as a whole. For instance, applications and databases are increasingly built by paraprofessionals (i.e., end-users programming with spreadsheets and fourth generation language and who sometimes have little or no training) who make technical choices only in the context of a particular application, often resulting in incompatibilities and crippling after-the-fact efforts at integrating systems across different departments and locations. These poorly planned decisions often substantially increase the cost to integrate incompatible systems and reduce overall efficiency and productivity. By employing its Evolution(R) methodology, CMSI is able to help clients either avoid or correct these mistakes.


Markets and Clients

      CMSI provides services to a diverse group of clients, primarily Fortune 1000 companies, other large organizations and state and local governments located throughout the United States. Because of the diverse range of industries in which the Company's clients operate, the Company believes that it is not dependent upon any single industry or market. Moreover, because many of the engagements undertaken by the Company are long-term (in excess of one year), they tend to occur irregularly and the revenue derived from any particular client engagement can vary from year to year. The broad range of Company services is demonstrated by the diversity of the Company's client base, which includes, among many others, the following customers in selected industries currently engaging the Company's services:


Financial Services                 Insurance                   Industrial                   Transportation
American Express Company           Aetna Life and Casualty     Flour Daniel, Inc.           CSX Corporation
AT&T Universal Card Services       Blue Cross Blue Shield of   General Electric Company     Landstar Corporate
Merrill Lynch                         Florida, Inc. (BCBSFL)   GE Electrical Distribution      Services, Inc.
NationsBank                        Health Alliance Plan           & Control                 Navistar International
Wachovia Operational Services                                  Westinghouse Group W            Corporation
   Corporation                                                    Information Services
State & Local Government                     Aerospace                              Various Other Industries
Florida Department of Transportation         Lockheed Aeronautical Systems          AT&T American Transtech
Florida Department of Corrections               Company                             Atlanta Gas & Light Company
North Carolina Department of                 United Technologies Corporation        Unisys Corporation
   Corrections                                  --Pratt & Whitney Group
                                                --Sikorsky Aircraft Division

         Based on 1996 revenue, the top five Company clients (in terms of revenue to the Company) accounted for approximately 25% of revenue, with one client (BCBSFL) accounting for more than 10% of revenue. As is typical in the industry, most of the Company's contracts governing client engagements are terminable at will upon two weeks written notice. The Company does not believe that backlog or any contract or engagement with a single client is material to its business.

Marketing and Sales

         The Company markets its services directly through its professional staff of consultants operating out of its Jacksonville headquarters and its ten branches. The Company believes that the key to success in its industry is the creation of long-term client relationships that are sustained by the delivery of IT consulting services in an efficient and cost-effective manner.

         Relationship-Based Marketing. The Company believes there are two primary factors which help establish long-term, mutually beneficial client relationships: (i) motivated personnel, particularly branch managers, who have established contacts in a market and can offer local support; and (ii) an organization structure that is sufficiently flexible to enable the resources of multiple divisions and branches to be combined to provide solutions. The Company believes it is able to provide the required local contact and support through its branches, while its Solutions Team approach provides the required flexibility and resources. Once the Company establishes an initial relationship, it concentrates on familiarizing itself with all aspects of the client's business in order to identify and capitalize on additional opportunities providing the client with IT services and solutions. The Company believes its Solutions Team approach also enhances this cross-selling process. The success of this strategy is underscored by the fact that 13 of the Company's top 15 clients, measured in terms of 1996 revenue to the Company, have had an ongoing relationship with CMSI for over three years.

         Strategic Alliances and Promotion. The Company currently maintains strategic alliances (a term used by the Company to describe the relationships discussed below) with seven technology companies, Logic Works, Inc., Lotus Development Corporation, Microsoft Corp., PowerSoft Corporation, Sprint Communication Company, L.P., Sybase, Inc. and Texas Instruments Incorporated. These alliances provide the Company with technical and marketing information, including access to pre-release software and services and cooperative marketing programs and, in some cases, allow the Company to provide technical education and training based on the new technologies. The Company believes such alliances help build the Company's credentials with clients and enhance the Company's visibility and stature in the IT community. Although each of the strategic alliances that the Company has entered into is formalized by a written agreement detailing the kind of information that will be made available and the level of responsiveness owed to CMSI, such agreements are terminable at will by either party. The initial fee paid by the Company to establish an alliance ranges from $5,000 to $15,000, and annual renewals range from $800 to $3,000. During the past three years, the greatest number of such strategic alliances was seven and the greatest aggregate amount of fees (both initial fees and renewal fees) paid in connection with such alliances in any one year was less than $50,000. The Company does not consider any one of these strategic alliances material to its business.

Competition

         The commercial IT services market is highly competitive and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of companies such as Unisys Corporation and Digital Equipment Corporation, facilities management and MIS outsourcing companies, certain "Big Six"
accounting firms, and general management consulting firms. The Company's competitors include a range of companies such as Andersen Consulting, Technology Solutions Corporation, Cambridge Technology Partners, Inc., Computer Horizons Corp., Cap Gemini America, Business Systems Group, the consulting division of Computer Sciences Corporation, Computer Task Group, Inc., Analysts International Corp. and Keane, Inc.

         Many participants in the IT consulting and software solutions market have significantly greater financial, technical and marketing resources and generate greater revenue than the Company. The Company believes that the principal competitive factors in the commercial IT services industry include responsiveness to client needs, efficiency of delivery of solutions, quality of service, price, project management capability and technical expertise. Pricing has its greatest importance as a competitive factor in the area of technology support services. The Company believes that its ability to compete also depends, in part, on a number of competitive factors outside its control, including the ability of its competitors to hire, to retain and to motivate skilled consultants and management personnel, the price at which others offer comparable services and the extent of its competitors' responsiveness to customer needs.

Human Resources

         As of December 31, 1996, the Company employed approximately 533 people, of whom approximately 472 were consultants. The Company's continued success is highly dependent upon its ability to attract and retain highly skilled IT consultants. Competition for the services of these individuals is intense, particularly with respect to the limited number of qualified project managers and professionals with certain "niche" skills. Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skill sets are required to keep pace with evolving computer technology. Accordingly, the Company devotes significant resources to recruiting by maintaining a full time recruiter in each branch and a full time recruiting staff at corporate headquarters. To assure that all candidates meet the expectations of both CMSI and its clients, CMSI is committed to a Quality Assurance Program that involves, but is not limited to, identification and qualification of potential candidates, detailed interviews conducted by CMSI's recruiting personnel, managerial reference checks, technical interviews conducted by CMSI's professional consultant staff, and an appraisal by CMSI management.

         Because the Company is committed to retaining its professional staff, it instituted a Nonqualified Stock Option Plan in 1985, an Employee Stock Ownership Plan and Trust ("ESOP") in 1989, a Profit Sharing 401(k) Plan in 1989, and an Incentive Stock Option Plan in 1992. In 1995, the Company terminated the Nonqualified Stock Option Plan and the Incentive Stock Option Plan and adopted a new Stock Incentive Plan and Non-Employee Director Stock Option Plan. As of December 31, 1996, the ESOP owned approximately 1,474,300 shares of the Company's Common Stock. Contributions to the ESOP and Profit Sharing-401(k) Plan are at the discretion of the Company's Board of Directors and were $1,000,000 in 1996. The Company believes that this commitment to its employees is a competitive advantage because it facilitates the Company's ability to recruit and hire qualified consultants and engenders employee loyalty.

Intellectual Property Rights

         The Company's success has resulted, in part, from its methodologies and other proprietary intellectual property rights. The Company relies upon a combination of trade secrets, nondisclosure and other contractual arrangements and technical measures to protect its proprietary rights. The Company holds no patents, but has registered copyrights on each of its Evolution(R) methodology and its INTELLECT(R) software product. The Company generally enters into confidentiality and nonsolicitation agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

         The Company's business includes the development of custom software applications in connection with specific client engagements. Ownership of such software generally is assigned to the client. In addition, as a residual benefit of some of the Company's client engagements, object-oriented software components are created that can be reused in software application development and certain software products or "tools". Often, such components remain the property of the Company. Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

Item 2.  Properties

         The Company's headquarters are located in an approximately 11,000 square foot, Company-owned office building in Jacksonville, Florida. This facility is currently fully utilized and serves as headquarters for senior management. Also located in Jacksonville is an approximately 7,500 square foot, company-owned SOC. During 1996, the Company purchased an approximately 8,300 square foot building in Tallahassee and an approximately 15,000 square foot building in Atlanta, to house SOCs in those cities. The Atlanta property also has an approximately 35,000 square foot vacant industrial building which is being held for sale or lease. The remainder of the Company's branch offices are operated from leased space with lease terms ranging from monthly to five years. See note 11 of notes to consolidated financial statements for information as to the Company's annual lease obligations. In January 1997, the Company closed on an approximately 14,800 square foot building for a SOC in Greenville, South Carolina. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

Item 3.  Legal Proceedings

         The Company currently is not a party to any legal proceedings that it believes could have a material adverse effect upon its operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

Market Price of and Dividends on the Company's Common Equity

         Since its initial public stock offering on September 29, 1995, the Company's Common Stock has been traded on the NASDAQ National Market System under the symbol "CMSX". The following table sets forth, on a per share basis for the periods shown (as adjusted for stock splits during 1996), the range of high and low sales prices of the Company's Common Stock as reported by the Nasdaq.


                                                         High          Low
         Fiscal Year 1996:

         First Quarter                                  $  8.778     $  6.667
         Second Quarter                                  $16.111     $  7.556
         Third Quarter                                   $15.833      $11.833
         Fourth Quarter                                  $25.000      $15.333

         Fiscal Year 1995:

         Third Quarter (from Sept. 29, 1995)            $  7.778     $  7.111
         Fourth Quarter                                 $  9.889     $  6.556

         The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company's current borrowing arrangements prohibit the payment of dividends without the lender's prior consent. As of February 28, 1997, there were approximately 114 stockholders of record.

Recent Sales of Unregistered Securities

         The following table shows all sales by the Company of securities during the past three fiscal years and subsequent thereto that were not registered under the Securities Act of 1933, as amended (the "Act"). All of such sales were made for cash to key employees or non-employee directors of the Company, pursuant to the exercise of stock options or otherwise, or to the Company's ESOP. The Company claims an exemption from registration under the Act for such sales in reliance upon the provisions of Section 3(b) or 4(2) of the Act applicable to certain limited offerings of securities. All shares have been adjusted for subsequent stock splits.

                                                                  Number of Shares              Aggregate
    Date Issued                    Purchaser                      of Common Stock              Consideration

      3/29/94           Employee Stock Ownership Plan                    107,014  shs.          $   165,000
     12/28/94           Susan E. Quan                                     33,466                      2,600
     12/29/94           Employee Stock Ownership Plan                     33,466                     51,600
      1/27/95           Susan E. Quan                                      8,365                        650
       3/6/95           Employee Stock Ownership Plan                    156,055                    318,000
       5/1/96           Paul G. Kahn                                       1,350                      8,400
      8/21/96           Ann E. Kofsuske                                    3,346                      5,154
     10/29/96           Paul S. Whitman                                    6,693                      4,551
       1/7/97           Paul G. Kahn                                       1,350                      8,400

         In addition to the above sales of unregistered securities, the Company also issued unregistered common shares in connection with the following mergers:

Acquisition of MIS Software Development, Inc. On December 28, 1995, the Company exchanged approximately 343,991 shares (the "MSD Shares") of its common stock (adjusted for subsequent stock splits) for all of the outstanding shares of common stock of MIS Software Development, Inc., a Florida corporation ("MSD"), in a reverse triangular subsidiary merger (the "MSD Merger"). The MSD shares were issued pro rata to each of the five shareholders of MSD based on their respective equity interest in MSD. The issuance of the MSD shares pursuant to the MSD Merger was exempt from registration under the Act, by virtue of Sections 3(b) and 4(2) of the Act, and Regulation D promulgated by the Securities Exchange Commission (the "Commission") thereunder, and was exempt from registration under the laws of the State of Florida by virtue of Section 517.061, Florida Statutes.

         Acquisition of Summit Computer Services, Inc. On April 30, 1996, the Company exchanged approximately 945,907 shares (the "SCS Shares") of its common stock (adjusted for subsequent stock splits) for all of the outstanding shares of common stock of Summit Computer Services, Inc., a North Carolina corporation ("SCS"), in a reverse triangular subsidiary merger (the "SCS Merger"). The SCS shares were issued pro rata to each of the three shareholders of SCS based on their respective equity interest in SCS. The issuance of the SCS shares pursuant to the SCS Merger was exempt from registration under the Act by virtue of Sections 3(b) and 4(2) of the Act, and Regulation D promulgated by the Commission thereunder, and was exempt from registration under the laws of the State of North Carolina by virtue of Sections 78A-17(9) and (17) of the North Carolina Securities Act and Rules .1205 and .1206 promulgated thereunder.


Item 6.  Selected Financial Data

         The selected financial data presented below as of and for the fiscal years ended December 31, 1996, 1995, 1994, 1993, and 1992, have been derived from the Company's consolidated financial statements. All historical data previously reported has been restated to reflect the combination of the Company and SCS on April 30, 1996, which has been accounted for as a pooling-of-interests (see note 2 of the notes to consolidated financial statements). This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's consolidated financial statements, including the related notes thereto, and other financial information appearing elsewhere in this report.


                                                        Fiscal Year Ended December 31,
                                     -----------------------------------------------------------------------

                                          1996          1995          1994          1993          1992
                                                     (In thousands, except per share data)
Consolidated Statement of Operations
Data:
  Revenue............................  $    46,095   $    31,998   $    24,935   $    17,468   $    16,693
  Direct costs.......................       28,451        20,061        15,597        10,964        10,955
                                          --------      --------      --------      --------      --------
     Gross profit....................       17,644        11,937         9,338         6,504         5,738
  Selling, general and
     administrative expenses.........        8,859         7,440         6,500         5,044         4,994
                                          --------      --------      --------      --------      --------
     Income from  operations.........        8,785         4,497         2,838         1,460           744
  Other income.......................        1,525           533            39            76            41
                                          --------      --------      --------      --------      --------
  Income before income
    taxes............................       10,310         5,030         2,877         1,536           785
  Provision for income taxes.........        4,091         1,893         1,073           464           305
                                          --------      --------      --------      --------      --------
  Net income ........................  $     6,219   $     3,137   $     1,804   $     1,072   $       480
                                          ========      ========      ========      ========      ========
  Unaudited pro forma information:
  Net income as reported.............  $     6,219   $     3,137   $     1,804   $     1,072   $       480
  (Benefit) charge in lieu of income
    taxes, net (1)...................         (114)           76           (23)          101            81
                                          --------      --------      --------      --------      --------
  Pro forma net income...............  $     6,333   $     3,061   $     1,827   $       971   $       399
                                          ========      ========      ========      ========      ========

  Pro forma net income per share.....  $      .44    $      .29    $      .20    $      .11    $      .05
                                          =======       =======       =======       =======       =======
  Weighted average number of
     common and common
     equivalent shares outstanding...       14,433        10,550         9,131         8,975         8,710
                                          ========      ========      ========      ========      ========

  Cash dividends per share...........  $      -      $      -      $      -      $      -      $      -
                                          ========      ========      ========      ========      ========

     (1) Reflects federal and state income taxes (assuming an effective tax rate of 39.1%) as if SCS had been a C Corporation for all periods presented, but excludes the impact of the non-recurring charge relating to the change in tax status of SCS from an S Corporation to a C Corporation, which resulted in an increase in income tax expense of $247,000 in 1996 pursuant to the provisions of SFAS No. 109. Pro forma income tax expense (benefit) for SCS was $133,000, $76,000, ($23,000), $101,000, and $81,000 in 1996, 1995, 1994, 1993, and 1992, respectively. See note
         2 to the consolidated financial statements.

                                                        As of December 31,
                                 ------------------------------------------------------------------
                                                                        ---------------------------
                                     1996         1995         1994         1993         1992
                                     ----         ----         ----         ----         ----
                                                          (In thousands)
Consolidated Balance Sheet Data:
  Working capital                  $   26,218   $   32,842   $    2,963   $    2,331   $    1,345
  Total assets                         46,330       40,079        8,159        5,440        4,858
  Long-term liabilities, less
     current portion                      216          102          211          317          360
  Total shareholders' equity       $   43,343   $   36,999   $    5,818   $    3,771   $    2,578

Unaudited Selected Quarterly Operating Results

     The following table sets forth certain unaudited quarterly operating information for the last eight quarters beginning with the quarter ended March 31, 1995, and ending with the quarter ended December 31, 1996. This data has been prepared on the same basis as the audited financial statements contained elsewhere herein and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented, when read in conjunction with the Company's financial statements and notes thereto contained elsewhere herein. The operating results for any previous quarter are not necessarily indicative of results of any future period. The Company believes that its business is generally not seasonal, except for the fourth calendar quarter, in which the number of holidays and employee vacation days adversely impacts the Company's revenue and profitability in comparison to preceding quarters.

     The five quarters ended March 31, 1996 differ from those amounts previously reported due to the restatement to reflect the combination of the Company and SCS on April 30, 1996, which was accounted for as a pooling-of-interests.

                                                                   Quarter Ended
                                 ----------------------------------------------------------------------------------
                                                   1996                                     1995


                                 ----------------------------------------- ----------------------------------------
                                  Dec. 31   Sept. 30  June 30   Mar. 31     Dec. 31   Sept. 30  June 30   Mar. 31
                                  -------   --------  -------   -------     -------   --------  -------   -------
                                                       (In thousands, except per share data)

Revenue                          $  12,660 $  11,782 $  11,231 $  10,422   $   8,931 $   7,774 $   7,716 $   7,577
Income before income taxes           2,827     2,617     2,539     2,327       1,680     1,094     1,119     1,137
Pro forma net income per share   $    .12  $    .11  $    .11  $    .10    $    .07  $    .07  $    .07  $    .08


Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto, and selected financial data included elsewhere in this report. Historical events are not necessarily indicative of trends in operating results for any future period. Reference is also made to Part I, Item 1 (Forward Looking Statements), with regard to the risks and uncertainties associated with forward-looking statements.

Overview

     The Company was incorporated in 1983 to pursue opportunities in the rapidly growing information technology consulting services market. The Company provides IT consulting and custom software development services to a diverse group of clients, primarily consisting of Fortune 1000 companies, other large organizations and state and local governments that are located throughout the United States. The Company's services are generally an outside resource supplementing a client's internal information technology capabilities, and include a broad range of technical services, such as technology support services, IT solutions services and strategic IT consulting. Technology support services include systems support and maintenance and contract programming.
Solutions services include software application design, development and implementation, as well as systems integration. Strategic consulting services include planning and designing enterprise-wide information systems and business process re-engineering which allow clients to maximize the strategic value of business information.

Significant Trends and Developments

     Recent Growth. The Company has experienced significant growth in revenue and geographic expansion in the past nine years. The Company established its first branch in Hartford in 1987, after which it opened or acquired nine additional branch offices: Atlanta (1990); Greenville, South Carolina (1991); Boston (1993); Portland, Oregon, Chicago and Cleveland (1994); Tallahassee
(1995); Charlotte and Detroit (1996). A significant portion of the Company's revenue growth since 1994 is attributable to the incremental revenue growth of existing branches. For instance, the growth in revenue from 1994 to 1996 for the branches listed above that began operating prior to January 1, 1994, was greater than 100%. During the next 24 months, the Company expects to establish an average of three or four branches per year by new start-up or acquisitions. As a result of its merger with Miaco, the Company added branches in Denver and Washington, D.C. in January 1997.

     Strategic Shift toward Premium-Billed Services. In late 1992 and early 1993, the Company made a strategic decision to seek more value-added, premium-billed engagements, particularly those involving complex client/server solutions and strategic IT consulting. The Company also established strategic alliances with several major technology companies, which have provided the Company with access to technical and marketing information and specialized training for client/server applications. Moreover, the Company continued developing its Evolution(R) methodology, which has been of competitive value in securing strategic consulting engagements. As a result of the implementation of these efforts, in 1993 revenue was essentially flat, but profit margins increased. Since 1993, revenue has grown rapidly and profit margins have continued to increase.

     Increase in Fixed-Bid Projects. Relying on its Software Factory Process and Evolution(R) methodology, which enable the Company to better project and manage its costs in fixed-bid projects, the Company recently has pursued a strategy of seeking to improve its gross margins by undertaking more fixed-bid engagements. During 1994, approximately 4% of the Company's revenue was attributable to fixed-bid projects. Revenue attributable to fixed-bid projects was approximately 9% and 5% in 1996 and 1995, respectively. With recent awards of some significant fixed-bids, it is anticipated that fixed-bids will represent approximately 12% of revenue in 1997. The Company's SOC infrastructure has proven to be a viable model that provides for greater management control of projects, improved efficiency resulting from access to the latest "state of the art" technologies and improved profitability resulting from the process and methodology. Although fixed-bid projects historically have increased the Company's gross margins, the Company bears the risk of cost over-runs and inflation in connection with such projects, and there can be no assurance that such risks in the future might not negatively impact the Company's gross margins.

     Revenue Recognition. Revenue earned on time and materials engagements is recognized as incurred. The Company recognizes revenue attributable to fixed-bid engagements on the percentage of completion method. Utilization of this method, which requires the Company's management to estimate the status of each fixed-bid project at the end of each period, can increase the variability of the Company's revenue because of the possible necessity from time to time of adjusting estimates for subsequent developments. Although fixed-bid engagements are a relatively small component of revenue, as the Company seeks to increase volume of fixed-bid engagements, such possible variability in revenue recognition may likewise increase.

     ESOP/Profit Sharing Expense. The Company has actively used its profit sharing plan and its Employee Stock Ownership Plan ("ESOP") to attract, develop, motivate and retain employees and has made significant contributions to these plans in recent periods. These contributions are a significant component of selling, general and administrative expenses. The total cash and stock contributions to these plans in 1996, 1995 and 1994 were approximately $1,000,000, $770,000, and $663,000, respectively. Although contributions are made at the discretion of the Board of Directors, the Company expects that contributions will continue based on the Company's profitability.

      Significant Business Combinations During 1996. On April 30, 1996, the Company exchanged approximately 945,907 shares (adjusted for subsequent sock splits) of its common stock for all of the outstanding common stock of Summit Computer Services, Inc. ("SCS"), a Charlotte, North Carolina based computer consulting firm with concentrated expertise in client/server technology. This business combination has been accounted for as a pooling-of-interests. Prior to the merger, SCS was an S Corporation and therefore the tax liability on SCS's income before tax was the responsibility of SCS's shareholders. For 1996 and 1995, SCS contributed $6,720,580 and $4,185,322 towards CMSI's total revenue of $46,095,306 and $31,998,220, respectively. On July 31, 1996, the Company acquired all of the assets of Pathways Consulting, Inc. (Pathways), an Atlanta-based information technology firm specializing in providing systems integration consulting services to the public utility industry. The acquisition was accounted for under the purchase method.

 Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of operations data and the percentage of the Company's total revenue represented by each line item presented, together with the percentage increase or (decrease) in each line item between comparative periods:


                                            Percentage of Total Revenue
                                                                                        Percentage
                                                                                   Increase (Decrease)
                                     -----------------------------------------
                                               Year Ended December 31,
                                     -----------------------------------------  ---------------------------
                                           1996         1995          1994        1996/1995    1995/1994
                                           ----         ----          ----        ---------    ---------

Revenue..............................      100.0%       100.0%       100.0%            44.1%        28.3%
Direct costs.........................       61.7         62.7         62.6             41.8         28.6
Gross profit.........................       38.3         37.3         37.4             47.8         27.8
Selling, general and administrative
  expenses...........................       19.2         23.3         26.1             19.1         14.5
Income from operations...............       19.1         14.0         11.3             95.4         58.4
Other income.........................        3.3          1.7           .2            186.0      1,272.6
Income before income taxes...........       22.4         15.7          8.5            105.0         74.8
Net income...........................       13.5          9.8         11.5             98.3         73.9
Pro forma net income.................       13.7          9.6          7.2            106.9         67.5
Pro forma net income per share.......        -            -            -               51.2         45.0


1996 Compared To 1995

     Revenue. Revenue for 1996 was $46,095,000, a 44.1% increase over revenue of $31,998,000 recorded in 1995. The increase in revenue was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from approximately 305 in 1995 to approximately 424 in 1996, a 39.0% increase. Also contributing to the increase in revenue was a slight change in the mix of services delivered by the Company. During 1995, the Company's engagements consisted primarily of technology support and IT solution services billed on a time and material basis. Over the course of 1996, however, the number of strategic IT consulting and outsourcing/fixed bid projects undertaken by the Company steadily increased and positively impacted average billing rates. The change in mix of services is primarily due to the success of the SOC in Jacksonville, which came online in October 1995 and fixed bid projects in the Greenville branch. Software sales also increased $177,000 or 17.8% over the prior year. The branch offices which significantly contributed to the above increases were: Atlanta (including the Pathways acquisition, see note 2 to the consolidated financial statements); Charlotte (the business combination with SCS); Cleveland; Greenville; Jacksonville; and Tallahassee (the business combination with MSD), which posted revenue increases in 1996 of 60.0%; 60.6%; 66.4%; 127.2%; 46.9%; and 55.5%, respectively, over 1995.

     Gross Profit. The 1996 gross profit of $17,644,000 was a $5,707,000, or 47.8%, improvement over 1995. Expressed as a percentage of revenue, gross profit was 38.3% in 1996 versus 37.3% in 1995. This improvement is attributable to the delivery of more strategic IT consulting services, a larger percentage of fixed bid business, and increased software revenue. As mentioned above, the success of the SOCs has contributed to an increase in outsourced and fixed bid projects, which generally command higher billing rates than technology support services. Also contributing to the increased gross profit percentage in 1996, was a slight increase in consultant utilization from 98% in 1995 to 99% in 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $8,859,000 in 1996, an increase of $1,419,000 over 1995. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 23.3% in 1995 to 19.2% for 1996. The improved percentage for 1996 resulted from increased volume and cost containment of marketing and other fixed expenses. The single largest discretionary expense included in S,G&A was the ESOP/Profit Sharing Plan contribution, which was 2.2% and 2.4% of revenue in 1996 and 1995, respectively.

     Income Before Income Taxes. Income before income taxes increased $5,280,000 to $10,310,000 in 1996, an increase of 105.0%. As a percentage of revenue, income before income taxes was 22.4% in 1996 compared to 15.7% for the prior period. This result was driven by increased operating revenue, improved operating efficiencies and interest income on the proceeds of the Company's initial public offering, which closed on October 4, 1995. Interest income from such proceeds amounted to $1,314,000 and $392,000 in 1996 and 1995, respectively. The business combinations with MSD and SCS, which were accounted for as poolings-of-interests in 1995 and 1996, contributed significantly to income from operations during 1996. MSD's and SCS's contribution to income from operations in 1996 was $1,079,000 and $1,331,000 versus $200,000 and $214,000 in
1995, respectively.

     Net Income and Pro Forma Net Income. For 1996, net income was $6,219,000, an increase of $3,082,000 or 98.3% over 1995. This improvement was a result of increased revenue, stronger gross margins, cost containment of S,G&A expenses and investment income earned on funds received from the Company's initial public offering. For 1996, the effective tax rate was 39.7% versus 37.6% for 1995. The significant increase in the effective tax rate is due to the business combination with SCS, an S Corporation acquired by the Company on April 30, 1996. The acquisition of SCS was accounted for as a pooling-of-interests. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. To reflect the earnings of SCS on an after-tax basis, a pro forma charge (benefit) in lieu of income taxes has been included for the periods preceding the termination of S Corporation status. A pro forma benefit for the impact of a non-cash, non-recurring net charge for deferred income taxes resulting from the termination of the S Corporation status has also been included pursuant to the provisions of SFAS No. 109. On a comparable basis, pro forma net income expressed as a percentage of revenue was 13.7% in 1996 versus 9.6% for 1995. Pro forma net income per share increased 51.2% over the prior period.

1995 Compared To 1994

     Revenue. Revenue for 1995 was $31,998,000, a 28.3% increase over revenue of $24,935,000 recorded in 1994. The increase in revenue was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from approximately 257 in 1994 to approximately 305 in 1995, an 18.7% increase. Management also contributed to the increase in revenue through a concerted effort to improve billing rates and sell higher-end IT solution (client/server) engagements. While the percentage of revenue attributable to fixed bid projects remained relatively consistent with 1994, management's focus on improving profitability and gross margins had a favorable impact on average billing rates. Software sales also increased $482,000 or 94.0% over the prior year. The branch offices which significantly contributed to the above increases were: Atlanta; Charlotte (the business combination with SCS); Chicago (opened in 1994); Cleveland (opened in 1994); and Jacksonville, which posted revenue increases in 1995 of 434.5%; 58.8%; 150.7%; 694.1%; and 14.2%, respectively, over 1994.

     Gross Profit. The 1995 gross profit of $11,937,000 was a $2,599,000 or 27.8% increase over 1994. The increase in gross profit was attributable to the increase in revenue discussed above. Expressed as a percentage of revenue, however, gross profit remained relatively consistent with the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $7,440,000 in 1995, an increase of $940,000 over 1994. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 26.1% in 1994 to 23.3% for 1995. The improved percentage for 1995 resulted from economies of scale and operating efficiencies. The single largest discretionary expense included in S,G&A was the ESOP/Profit Sharing Plan contribution, which was 2.4% and 2.7% of revenue in 1995 and 1994, respectively.

     Income Before Income Taxes. Income before income taxes increased $2,153,000 to $5,030,000 in 1995, an increase of 74.8%. As a percentage of revenue, income before income taxes was 15.7% in 1995 compared to 8.5% for the prior period. This result was driven by increased operating revenue, improved operating efficiencies and interest income on the proceeds of the Company's initial public offering, which closed on October 4, 1995.
Interest income from such proceeds amounted to $392,000.

     Net Income and Pro Forma Net Income. For 1995, net income was $3,137,000, an increase of $1,333,000 or 73.9% over 1994. This improvement resulted from increased revenue, cost containment of S,G&A expenses and investment income earned on funds received from the Company's initial public offering. For 1995, the effective tax rate was 37.6% versus 37.3% for 1994. To reflect the earnings of SCS on an after tax basis, a pro forma charge (benefit) in lieu of income taxes has been included for the periods preceding the termination of S Corporation status. On a comparable basis, pro forma net income expressed as a percentage of revenue was 9.6% in 1995 versus 7.2% for 1994. Pro forma net income per share increased 45.0% over the prior period.

Liquidity and Capital Resources

         On September 29, 1995, the Company completed its initial public offering of common stock, in which 4,916,250 shares of common stock were sold at a price of $6.222 per share (shares and per share amount have been adjusted for subsequent stock splits). The net proceeds from the sale amounted to $28.4 million. The Company continues to use the proceeds for general corporate purposes, including establishing additional branch offices and outsourcing centers, funding increased working capital requirements resulting from the Company's anticipated growth, and acquisitions of companies in related businesses.

     During  1996,  cash  decreased  $15,877,241  and  working  capital  dropped
$6,624,673.  While a number  of  factors  contributed  to the  change,  the main components were increases in long-term investments, accounts and other receivables, and property and equipment, as discussed below.

     As of December 31, 1995, $28,515,745 was invested in funds with original maturity of ninety days or less and were classified as cash equivalents. The drop in interest rates experienced during 1996 required the Company to look for investments with maturities extending beyond ninety days to increase its yield. By the end of 1996, $4,895,482 was invested in debt and equity securities that were classified as current investments and $5,542,369 was invested in various corporate and governmental bonds with maturities exceeding one year and other equity securities that were classified as long-term investments.

     Accounts receivable increased $3,726,453 during 1996. The number days of sales outstanding increased 10 days since the end of 1995 to 74 days of sales outstanding. Therefore, the increase in accounts receivable is a reflection of increased sales volume and an increase in days of sales outstanding experienced during the period. The amount of fixed bid business rose during the year by approximately $2.3 million. Most of this business requires payment after completion of particular phases of a project or upon completion of the entire project. The amounts of revenue earned in excess of billings increased approximately $952,000 since the end of 1995.

     During 1996, the Company spent approximately $5.1 million for capital expenditures and approximately $2.5 million for acquisitions. Of the capital expenditures, $3.4 million was spent for property and buildings to house the Atlanta and Tallahassee SOCs and $1.5 million was spent for computer equipment, software and furniture for the Atlanta and Tallahassee SOCs. Of the acquisitions, $2.3 million was spent on the July 31, 1996 acquisition of Pathways Consulting, Inc. and $0.2 million was spent on the January 30, 1996 acquisition of Weldon Systems, Inc.

     The Company maintains a revolving credit facility with a commercial bank, permitting advances equal to the lesser of $750,000 or 75% of "qualified accounts" (defined as trade accounts receivables less than 90 days old which approximated $8.1 million as of December 31, 1996). The credit facility has been inactive during 1996. The Company assumed certain mortgage obligations totaling $55,321 in connection with its December 28, 1995 merger with MSD, and $221,414 in notes payable in connection with its April 30, 1996 merger with SCS. The mortgages and notes were paid off during the first half of 1996.

     The Company currently anticipates that its existing cash and operating cash flow are sufficient to meet both the Company's short-term and long-term working capital requirements and to fund its expansion through the establishment of additional branches and SOC locations, and possible acquisitions.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), in October 1995. SFAS No. 123 requires the Company to estimate the value of stock-based compensation and either record this value as compensation expense in the consolidated statements of operations or disclose the amount in the notes to consolidated financial statements. SFAS No. 123 was effective for the Company beginning January 1, 1996.

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 8 of the consolidated financial statements).

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements included in this report are listed in
Part IV, Item 14(a). The supplementary data included in this report is presented in Item 6 under the caption "Unaudited Selected Quarterly Operating Results."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held June 6, 1997.

Item 11.  Executive Compensation

         Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held June 6, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held June 6, 1997.

Item 13.  Certain Relationships and Related Transactions

         Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held June 6, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of the report:

         1. The Company's 1996 consolidated financial statements, including the report thereon of KPMG Peat Marwick LLP dated January 24, 1997, are listed on the index immediately preceding the consolidated financial statements at the end of this report.

         2. All financial statement schedules are omitted because they are inapplicable or the requested information is either immaterial or shown in the financial statements of the Company or notes thereto.

         3.  For Exhibits see Item 14(c) below.

(b) The Company filed Form 8-K reports on January 12, 1996, May 3, 1996, and January 31, 1997, Commission File No. 0-26622.

(c)      List of Exhibits:

Exhibit No.   Description

2.1**         Agreement  and Plan of Merger,  dated  December 28,  1995,  by and among the Company,  MSD, MSD  Acquisition,  Inc.,  and each of the shareholders of MSD.
2.3**         Agreement  and Plan of Merger,  dated April 8, 1996,  by and among
              the  Company,  SCS,  SCS  Acquisition,   Inc.,  and  each  of  the
              shareholders of SCS.
2.4**         Agreement and Plan of Merger, dated January 16, 1997, by and among the Company,  Miaco,  Bronco  Acquisition,  Inc.,  and each of the shareholders of Miaco.
3.1*          Amended and Restated Articles of Incorporation of the Company
3.2*          Bylaws of the Company
4.2*          Agreement  dated October 15, 1991,  between  SunBank/North
              Florida,  N.A., and the Company ("Line of Credit")
4.3*          Letter of Amendment to Line of Credit
21.1          Subsidiaries of the Registrant
27.1          Financial Data Schedule
99.3          Report of Williams, Cox, Weidner and Cox, Independent Auditors
              for MSD
99.4          Report of Dellinger & Deese, L.L.P., Independent Auditors for SCS

* Filed with Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 26, 1995, Registration No. 33-95544, and incorporated herein by reference.

** Filed with the Company's Current Reports on Form 8-K, dated January 12, 1996, May 3, 1996, and January 31, 1997.

(d)  Financial Statements excluded by Rule 14a-3(b).  None

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUTER MANAGMENT SCIENCES, INC.


Date:  March 27, 1997                   By:   /s/ Anthony V. Weight
                                           ---------------------------
                                           Anthony V. Weight, Senior Vice
                                           President and Chief Financial Officer


                                         By:  /s/ Anthony Colaluca
                                            ---------------------------
                                            Anthony Colaluca, Vice President and
                                            Chief Accounting Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities shown below as of March 27, 1997.

         Signature                                            Title


/s/ Jerry W. Davis                                   President, Chief Executive
---------------------------                          Officer and Director
Jerry W. Davis

/s/ Anthony V. Weight                                Senior Vice President,
---------------------------                          Chief Financial Officer and
Anthony V. Weight                                    Director

/s/ Larry A. Longhi                                  Group Vice President and
---------------------------                          Director
Larry A. Longhi

/s/ David C. Minardi                                 Group Vice President and
---------------------------                          Director
David C. Minardi

/s/ Edward W. Fishback, Jr.                          Group Vice President and
---------------------------                          Director
Edward W. Fishback, Jr.

/s/ Harry C. Stonecipher                             Director
---------------------------
Harry C. Stonecipher

/s/ Perry E. Esping                                  Director
---------------------------
Perry E. Esping

                       COMPUTER MANAGEMENT SCIENCES, INC.


                   Index to Consolidated Financial Statements






                                                                     Page

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995          F-3

Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994                                 F-5

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1996, 1995 and 1994                                 F-6

Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                                 F-7

Notes to Consolidated Financial Statements                            F-9

                          Independent Auditors' Report



The Board of Directors and Shareholders
Computer Management Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Computer Management Sciences, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of MIS Software Development, Inc. and Summit Computer Services, Inc., which were acquired by the Company in business combinations accounted for as poolings of interests, as described in note 2, and whose statements reflect combined total assets constituting 7.1 percent of the consolidated totals at December 31, 1995, and combined total revenues constituting 21.9 percent and
21.5 percent in 1995 and 1994, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for MIS Software Development, Inc., and Summit Computer Services, Inc. are based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Management Sciences, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                          KPMG Peat Marwick LLP


Jacksonville, Florida
January 24, 1997



                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995


                       Assets                                                         1996              1995
                       ------                                                         ----              ----

Current assets:
     Cash and cash equivalents                                                  $    14,191,603       30,068,844
     Accounts receivable, net of allowance for
         doubtful accounts of $147,000 and $40,000
         for 1996 and 1995, respectively (note 6)                                     7,823,553        5,070,071
     Revenue earned in excess of billings                                             1,485,205          532,707
     Investments available for sale, at fair value (note 5)                           4,895,482               -
     Other receivables                                                                   81,516           61,043
     Notes receivable (note 3)                                                          425,250           41,609
     Other current assets                                                                85,436           46,539
                                                                                  -------------    -------------

              Total current assets                                                   28,988,045       35,820,813
                                                                                  -------------    -------------

Property and equipment:
     Land                                                                             2,107,000          168,000
     Buildings and improvements                                                       3,282,703        1,516,356
     Computers and software                                                           1,930,150        1,049,166
     Office furniture and equipment                                                   1,191,804          811,400
     Vehicles                                                                           313,181          169,883
                                                                                  -------------    -------------
                                                                                      8,824,838        3,714,805
     Less accumulated depreciation                                                    1,481,048        1,126,707
                                                                                  -------------    -------------

              Net property and equipment                                              7,343,790        2,588,098
                                                                                  -------------    -------------
Other assets:
     Intangible assets, net of accumulated
         amortization of $310,280 and $88,551
         for 1996 and 1995, respectively (note 2)                                     2,544,604          312,823
     Land held for investment (note 4)                                                  424,065          428,465
     Investments available for sale, at fair value (note 5)                           5,542,369          646,536
     Notes receivable, less current portion (note 3)                                  1,106,284          202,014
     Other                                                                              380,457           80,551
                                                                                  -------------    -------------

              Total other assets                                                      9,997,779        1,670,389
                                                                                  -------------    -------------

              Total assets                                                      $    46,329,614       40,079,300
                                                                                  =============    =============





                                                                                                        (Continued)



                       COMPUTER MANAGEMENT SCIENCES, INC.

                     Consolidated Balance Sheets (continued)

                           December 31, 1996 and 1995



       Liabilities and Shareholders' Equity                                           1996              1995
       ------------------------------------                                           ----              ----

Current liabilities:
     Notes payable (note 6)                                                     $           100          232,396
     Accounts payable                                                                    68,194          236,278
     Accrued expenses (note 9)                                                        2,231,161        1,720,825
     Unearned revenue                                                                   106,690          531,913
     Income taxes payable                                                               312,249          181,760
     Deferred income taxes (note 7)                                                      52,108           75,425
                                                                                  -------------    -------------

              Total current liabilities                                               2,770,502        2,978,597
                                                                                  -------------    -------------

Long-term liabilities:
     Notes payable (note 6)                                                                  -            44,439
     Deferred income taxes (note 7)                                                     216,309           57,666
                                                                                  -------------    -------------

              Total long-term liabilities                                               216,309          102,105
                                                                                  -------------    -------------

Shareholders' equity (note 10):
     Common stock, $.01 par value; 20,000,000
         shares authorized, 12,413,021 and 5,479,950
         shares issued and outstanding in 1996
         and 1995, respectively                                                         124,130           54,800
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized, no shares issued and outstanding                                        -                -
     Paid-in capital                                                                 30,078,816       29,337,969
     Retained earnings                                                               13,089,603        7,565,688
     Unrealized gain on investments, net of income tax (note 5)                          50,254           40,141
                                                                                  -------------    -------------

              Total shareholders' equity                                             43,342,803       36,998,598
                                                                                  -------------    -------------

Commitments (notes 2 and 11)

              Total liabilities and shareholders' equity                        $    46,329,614       40,079,300
                                                                                  =============    =============




See accompanying notes to consolidated financial statements.


                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994




                                                                   1996             1995              1994
                                                                   ----             ----              ----

Revenue                                                   $      46,095,306        31,998,220       24,935,415
Direct costs                                                     28,450,872        20,060,669       15,597,173
                                                            ---------------  ----------------  ---------------
              Gross profit                                       17,644,434        11,937,551        9,338,242

Selling, general and administrative
     expenses (notes 8 and 11)                                    8,859,077         7,440,408        6,499,983
                                                            ---------------  ----------------  ---------------
              Income from operations                              8,785,357         4,497,143        2,838,259

Other income (expense):
     Investment and other income (note 5)                         1,452,814           542,171           82,567
     Interest expense                                                (4,990)          (26,032)         (30,116)
     Other, net                                                      77,046            17,002          (13,610)
                                                            ---------------  ----------------  ---------------
                                                                  1,524,870           533,141           38,841
                                                            ---------------  ----------------  ---------------

              Income before income taxes                         10,310,227         5,030,284        2,877,100

Provision for income taxes (notes 2 and 7)                        4,091,000         1,893,682        1,073,473
                                                            ---------------  ----------------  ---------------

              Net income                                  $       6,219,227         3,136,602        1,803,627
                                                            ===============  ================  ===============

Unaudited pro forma information (note 2):
     Net income as reported                               $       6,219,227         3,136,602        1,803,627
     (Benefit) charge in lieu of income taxes, net                 (114,207)           75,752          (23,561)
                                                            ---------------  ----------------  ---------------

              Pro forma net income                        $       6,333,434         3,060,850        1,827,188
                                                            ===============  ================  ===============


     Pro forma net income per share                       $             .44               .29              .20
                                                            ===============  ================  ===============

     Weighted average number of common and
         common equivalent shares outstanding                    14,433,172        10,550,039        9,130,518
                                                            ===============  ================  ===============






See accompanying notes to consolidated financial statements.



                       COMPUTER MANAGEMENT SCIENCES, INC.

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1996, 1995 and 1994



                                                                                            Unrealized      Total
                                                                                               Gain        Share-
                                         Common     Preferred       Paid-in    Retained      (Loss) on    holders'
                                          Stock       Stock         Capital    Earnings     Investments    Equity

Balance at January 1, 1994            $    31,698         -       1,030,646    2,683,459         -        3,745,803

Shares issued for exercised stock
     options                                  521         -          20,179           -          -           20,700
Shares issued to ESOP                         694         -         317,306           -          -          318,000
Dividends paid to shareholders of
     pooled entities                           -          -              -       (56,000)        -          (56,000)
Net income                                     -          -              -     1,803,627         -        1,803,627
Unrealized loss on investments,
     net of income tax (note 5)                -          -              -            -     (13,640)        (13,640)
                                        ---------  ---------  -------------  -----------  ---------  --------------

Balance at December 31, 1994               32,913         -       1,368,131    4,431,086    (13,640)      5,818,490

Shares issued for exercised stock
     options                                   37         -             614           -          -              651
Shares issued in initial public
     offering                              21,850         -      28,426,850           -          -       28,448,700
Dividends paid to shareholders of
     pooled entities                           -          -              -        (2,000)        -           (2,000)
Stock issuance costs                           -          -        (457,626)          -          -         (457,626)
Net income                                     -          -              -     3,136,602         -        3,136,602
Unrealized gain on investments,
     net of income tax (note 5)                -          -              -            -      53,781          53,781
                                        ---------  ---------  -------------  -----------  ---------  --------------

Balance at December 31, 1995               54,800         -      29,337,969    7,565,688     40,141      36,998,598

Shares issued for exercised stock
     options                                  392         -         114,473           -          -          114,865
Stock splits (note 10)                     68,938         -         (68,938)          -          -               -
Contribution of undistributed
     S Corporation earnings of
     pooled entity                             -          -         695,312     (695,312)        -               -
Net income                                     -          -              -     6,219,227         -        6,219,227
Unrealized gain on investments,
     net of income tax (note 5)                -          -              -            -      10,113          10,113
                                        ---------  ---------  -------------  -----------  ---------  --------------

Balance at December 31, 1996          $   124,130         -      30,078,816   13,089,603     50,254      43,342,803
                                        =========  =========  =============  ===========  =========  ==============



See accompanying notes to consolidated financial statements.




                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994



                                                                     1996               1995              1994
                                                                     ----               ----              ----

Cash flow from operating activities:
     Net income                                               $     6,219,227         3,136,602        1,803,627
     Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                                599,685           444,176          333,124
         Net gain on disposition of property
              and equipment                                            (7,631)           (1,984)            (121)
         Net gain on sale of investments                              (22,852)          (25,655)          (1,706)
         Deferred income tax expense (benefit)                        128,909            (3,721)         (69,316)
         ESOP stock contribution                                           -                 -           318,000
         Change in assets and liabilities:
              Increase in accounts and other
                  receivables                                      (3,726,453)       (1,762,446)      (1,220,716)
              Increase in other current assets                        (38,897)          (40,254)          (4,088)
              Decrease in refundable income taxes                          -             23,726           57,690
              (Increase) decrease in other assets                    (299,906)           16,068          (31,036)
              Increase in accounts payable and
                  accrued expenses                                    342,252           495,490          302,673
              (Decrease) increase in unearned revenue                (425,223)          262,079          142,186
              Increase in income taxes payable                        130,489            90,165           66,303
                                                                -------------     -------------    -------------

                  Net cash provided by operating
                      activities                                    2,899,600         2,634,246        1,696,620
                                                                -------------     -------------    -------------

Cash flow from investing activities:
     Purchases of property and equipment                           (5,127,475)       (1,127,960)        (884,941)
     Proceeds from the sale of property and equipment                   9,610            23,703           32,005
     Purchase acquisitions                                         (2,457,262)          (30,190)        (364,270)
     (Increase) decrease in notes receivable                       (1,287,911)         (221,873)           8,250
     Purchases of investments                                     (13,490,608)         (502,102)        (138,332)
     Proceeds from sale of investments                              3,738,674           303,802          113,596
                                                                -------------     -------------    -------------

                  Net cash used in investing activities           (18,614,971)       (1,554,620)      (1,233,692)
                                                                -------------     -------------    -------------


                                                                                                        (Continued)



                       COMPUTER MANAGEMENT SCIENCES, INC.

                Consolidated Statements of Cash Flows (continued)

                  Years ended December 31, 1996, 1995 and 1994




                                                                        1996             1995               1994
                                                                        ----             ----               ----

Cash flow from financing activities:
     Proceeds from issuance of common stock                   $          114,865       28,449,351            20,700
     Payment of stock issuance costs                                          -          (457,626)               -
     Dividends paid                                                           -            (2,000)          (56,000)
     Proceeds from notes payable                                              -            48,414           358,000
     Repayment of notes payable                                         (276,735)        (186,578)         (311,107)
                                                                ----------------  ---------------  ----------------

              Net cash (used in) provided by
                  financing activities                                  (161,870)      27,851,561            11,593
                                                                ----------------  ---------------  ----------------

              Net (decrease) increase in cash
                  and cash equivalents                               (15,877,241)      28,931,187           474,521

Cash and cash equivalents at beginning of year                        30,068,844        1,137,657           663,136
                                                                ----------------  ---------------  ----------------

Cash and cash equivalents at end of year                      $       14,191,603       30,068,844         1,137,657
                                                                ================  ===============  ================

Cash paid for income taxes                                    $        3,831,602        1,794,867           932,516
                                                                ================  ===============  ================

Cash paid for interest                                        $            4,990           26,032            30,116
                                                                ================  ===============  ================

















See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995




(1)    Summary of Significant Accounting Policies and Operations

       Nature of Operations

       Computer Management Sciences, Inc. (the Company) is a national consulting and professional services company providing client/server solutions, information technology, systems consulting, project management, systems analysis and design, programming, and information systems outsourcing services to a broad range of industries and software/hardware platforms.

       Basis of Presentation

       The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

       Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with an original maturity of ninety days or less to be cash equivalents. The carrying amount approximates the fair value because of the short maturity of these investments.

       Investments

       The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities."

       Under SFAS No. 115, the Company has classified all of its investments, consisting of equity and debt securities and mutual funds, as available-for-sale which are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effects, are included as a separate component of shareholders' equity, until realized. Investments are categorized as short or long-term based on their stated maturity. Investments with no stated maturity are categorized based on the Company's best estimate as to when such investments will be disposed.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(1)    Summary of Significant Accounting Policies and Operations, continued

       Property and Equipment

       Property and equipment are recorded at cost. Depreciation is computed on the straight-line method using estimated useful lives as follows:
                                                         Estimated Useful Lives
                                                               (in years)

             Buildings                                             31
             Building improvements                               7 to 27
             Computers and software                                 5
             Office furniture and equipment                      5 to 7
             Vehicles                                               5

       The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the net cash flows expected to be generated by the asset.

       Intangible Assets

       Intangible assets primarily consist of goodwill and non-compete agreements, associated with purchased acquisitions. Goodwill is amortized over the period estimated to benefit from the acquired assets which is five to seven years. Non-compete agreements are amortized over the term of the agreement. Management periodically assesses the recoverability of intangible assets based on the cash flows from operations of the acquired entity.

       Revenue Recognition

       The Company derives substantially all of its revenue from consulting services provided on both a time-and-materials and fixed fee basis. Revenue with respect to time-and-material contracts is recognized as incurred. Revenue with respect to fixed fee contracts is recognized on a percentage of completion basis and is adjusted monthly for the cumulative impact of any revision in estimates. The Company recognizes the entire loss on a fixed fee contract in the period when current estimates indicate a loss.

       Revenue earned in excess of billings and unearned revenue consist principally of services performed and not yet billed and amounts billed or received for services not yet performed.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(1)    Summary of Significant Accounting Policies and Operations, continued

       Income Taxes

       The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Net Income per Common and Common Equivalent Share

       Net income per common and common equivalent share is based on the weighted-average number of common and common equivalent shares outstanding during all years. Stock options granted with exercise prices below the initial public offering (the Offering) price during the twelve-month period preceding the initial filing date of the Offering have been included in the calculation of common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented. All other stock options granted more than twelve months prior to the Offering and subsequent to the Offering have been included in the computations since their date of issuance, using the treasury stock method, only when their effect is dilutive.

       Pro forma net income per common and common equivalent share, assuming full dilution, is equal to that disclosed on the accompanying consolidated statements of operations and thus is not separately disclosed. Retroactive recognition has been given in the calculation of earnings per share to the shares issued in the pooling of interest mergers discussed in note 2 and the stock splits discussed in note 11.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(1)    Summary of Significant Accounting Policies and Operations, continued

       Concentration of Credit Risk

       Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. Due to these factors, management believes no additional credit risk beyond amounts provided for collection losses is inherent in the Company's accounts receivable

       During 1996, the Company earned revenues from one customer that totaled $4.8 million or 10.4% of total revenue.

       Stock Option Plan

       Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board
       (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2)    Business Combinations and Acquisitions

       Business Combinations

       On April 30, 1996, the Company issued approximately 945,907 shares (adjusted for subsequent stock splits) of its common stock in exchange for all of the outstanding common stock of Summit Computer Services, Inc.
       (SCS), a Charlotte, North Carolina based computer consulting firm with concentrated expertise in client/server technology. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts and results of operations of SCS. Prior to its acquisition by the Company, SCS had elected S Corporation status for federal and state income tax purposes. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. Included in the provision for income taxes in 1996 is a non-cash, non-recurring charge of $246,876 for deferred income taxes resulting from the termination of the S Corporation status.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(2)    Business Combinations and Acquisitions, continued

       Business Combinations, continued

       To reflect the earnings of SCS on an after tax basis, a pro forma charge (benefit) in lieu of income taxes of $132,669 in 1996, $75,752 in 1995 and ($23,561) in 1994 has been included, in the accompanying consolidated statements of operations, for the periods preceding the termination of S Corporation status. A pro forma benefit for the impact of the non-cash, non-recurring net charge described above is also included for 1996.

       On December 28, 1995, the Company issued approximately 343,991 shares (adjusted for subsequent stock splits) of its common stock in exchange for all of the outstanding common stock of MIS Software Development, Inc.
       (MSD), an information systems consulting company. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts and results of operations of MSD.

       The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements for the years ended December 31, 1995 and 1994 are summarized below:

                                           1995          1994
                                           ----          ----

               Revenue:
                   Company .........   $24,975,281    19,571,392
                   SCS .............     4,185,322     2,636,081
                   MSD .............     2,837,617     2,727,942
                                       -----------   -----------
                        Combined ...   $31,998,220    24,935,415
                                       ===========   ===========

               Net income (loss):
                   Company .........   $ 2,740,223     1,578,992
                   SCS .............       193,740       (60,258)
                   MSD .............       202,639       284,893
                                       -----------   -----------
                        Combined ...   $ 3,136,602     1,803,627
                                       ===========   ===========


       There were no significant transactions between the Company and MSD or SCS prior to the combinations.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(2)    Business Combinations and Acquisitions, continued

       Acquisitions

       On January 30, 1996, the Company acquired certain assets, contracts and personnel of Weldon Systems, Inc. (Weldon), a Springfield, Massachusetts company that develops customized applications for firms in the financial services and insurance industries for $225,000. Goodwill of $185,000 was recorded and is being amortized over 7 years.

       On July 31, 1996, the Company acquired all of the assets of Pathways Consulting, Inc. (Pathways), an Atlanta-based information technology firm specializing in providing systems integration consulting services to the public utility industry. The acquisition was accounted for as a purchase, with a price of $4.4 million in cash of which $2.3 million was paid at closing and $2.1 million of contingent consideration is payable in equal installments over an approximate three year period if Pathways meets certain revenue goals. Subsequent to December 31, 1996, Pathways exceeded its first revenue goal and as a result $700,000 of the contingent consideration will be paid in the first quarter of 1997, with goodwill adjusted accordingly. Goodwill of $2,275,425 has been recorded thus far and is being amortized over 7 years.

       On March 18, 1994, the Company purchased certain assets of Symmetry Systems, Inc. (Symmetry) for $272,086. As part of this transaction, goodwill of $142,270 was recorded and is being amortized over 5 years. Additionally, the Company entered into a non-compete agreement with the President of Symmetry for $10,000. The agreement is for a term of 36 months and expires on March 18, 1997.

       On July 28, 1994, the Company purchased Cynosure, Inc. (Cynosure) for $50,000 and the assumption of certain leases.

       The acquisition of Weldon, Pathways, Symmetry, and Cynosure were accounted for as purchases and as such the results of their operations are included in the consolidated financial statements from the date of the acquisition. None of the acquisitions were significant to the operations of the Company in the year in and they were acquired or the year preceding the acquisition.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(3)    Notes Receivable

       Notes receivables consisted of the following at December 31, 1996 and 1995:

                                                    1996         1995
                                                    ----         ----

          Notes receivable from third parties   $  924,197      221,873
          Notes receivable from stockholders       273,250       21,750
          Notes receivable from an employee .      235,825         -
          Notes receivable from an officer ..       98,262         -
                                                ----------   ----------
                       Total ................   $1,531,534      243,623

                       Less current portion .      425,250       41,609
                                                ----------   ----------

                       Non-current portion ..   $1,106,284      202,014
                                                ==========   ==========


       Notes receivable have interest rates ranging from 5% to 9.75% per annum with maturities beginning in October 1998 through October 2001. The notes are secured by tangible assets with the exception of the notes from stockholders which are unsecured. Based on the range of interest rates and the stated maturities, management believes the fair values of the notes receivable is not materially different from their carrying amounts.


(4)    Land Held for Investment

       Land held for investment purposes primarily represents undeveloped land located in north Georgia. The undeveloped land is recorded at cost, which is less than net realizable value determined by appraisal.
       Annual carrying costs associated with the land are expensed.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(5)    Investments

       The cost, gross unrealized holding gains and losses, and estimated fair value of investments available for sale at December 31, 1996 and 1995 are as follows:


                                                                Gross             Gross          Estimated
                                                             Unrealized        Unrealized          Fair
                                               Cost             Gains            Losses            Value

         1996
         Equity securities              $     2,069,528            99,196           (7,578)        2,161,146
         Debt securities                      8,130,844             5,250          (30,710)        8,105,384
         Mutual funds                           155,340            15,981               -            171,321
                                          -------------     -------------       ----------     -------------

              Total                     $    10,355,712           120,427          (38,288)       10,437,851
                                          =============     =============       ==========     =============


         1995
         Equity securities              $       381,545            56,878           (3,514)          434,909
         Mutual funds                           199,382            12,245               -            211,627
                                          -------------     -------------       ----------     -------------

              Total                     $       580,927            69,123           (3,514)          646,536
                                          =============     =============       ==========     =============


       The cost and estimated fair value of debt securities available for sale at December 31, 1996, by contractual maturity is as follows:

                                                                            Estimated
                                                            Cost           Fair Value

                  Due in one year or less            $      3,168,513        3,143,643
                  Due in one to five years                  4,962,331        4,961,741
                                                       --------------    -------------
                                                     $      8,130,844        8,105,384
                                                       ==============    =============



                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(5)    Investments, continued

       Net gain on the sale of investments included gross realized gains of $32,491, $27,295 and $1,706 and gross realized losses of $9,639, $1,640 and $-0-, for the years ended December 31, 1996, 1995 and 1994, respectively. For the purpose of determining gross realized gains and losses, the cost of marketable securities is based on specific identification.

       Net unrealized gains on investments available for sale were $82,139 and $65,609 at December 31, 1996 and 1995, respectively. The change in unrealized gains, net of income taxes, have been included as a separate component of shareholder's equity and amounted to $10,113 and $53,781 for the years ended December 31, 1996 and 1995, respectively.


(6)    Notes Payable

       Notes payable consisted of the following at December 31, 1996 and 1995:


                                                                                           1996           1995
                                                                                           ----           ----

              Line-of-credit,  up to the  lesser  of  $750,000  or 75% of  trade accounts  receivable  less than 90 days old ($8.1  million  at
                  December 31, 1996), secured by trade accounts receivable,  due on demand, with interest
                  due at the prime rate                                             $         100            100

              Other notes  payable,  interest  ranging from 8% to 12% per annum, collateralized by accounts receivable and
                  real property, paid in full during 1996                                      -         276,735
                                                                                      -----------    -----------

                      Total                                                                   100        276,835

              Less current portion                                                            100        232,396
                                                                                      -----------    -----------
                      Non-current portion                                           $          -          44,439
                                                                                      ===========    ===========



                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(7)    Income Taxes

       The income tax expense for the years ended December 31, 1996, 1995 and 1994 was allocated as follows:

                                                                     1996             1995                1994
                                                                     ----             ----                ----

           Income from continuing operations                  $     4,091,000         1,893,682        1,073,473
           Shareholders' equity, for recognition of
                unrealized gain (loss) on marketable
                equity securities                                       6,417            34,122           (8,654)
                                                                -------------     -------------    -------------

                                                              $     4,097,417         1,927,804        1,064,819
                                                                =============     =============    =============


       Net  income  before   income  taxes  is  derived   solely  from  domestic
       operations.  The  provision  for income tax  expense  for the years ended
       December 31, 1996, 1995 and 1994 consists of the following:


                                                                     1996             1995                1994
                                                                     ----             ----                ----

           Current tax expense                                $     3,962,091         1,897,403        1,142,789

           Deferred tax expense (benefit)                             128,909            (3,721)         (69,316)
                                                                -------------     -------------    -------------

                Total                                         $     4,091,000         1,893,682        1,073,473
                                                                =============     =============    =============


                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(7)    Income Taxes, continued

       Income tax expense attributable to income from continuing operations for the years ended December 31, 1996, 1995 and 1994, differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before taxes as follows:

                                                                     1996             1995                1994
                                                                     ----             ----                ----

           Computed "expected" tax expense                    $     3,505,477         1,710,297          978,214
           Increase (decrease) in income taxes resulting
             from:
                S Corporation (income) loss                          (115,364)          (65,872)          20,488
                Tax exempt interest                                   (34,650)           (3,772)          (7,798)
                Non-deductible meals and entertainment                 35,420            31,779           52,169
                State income tax, net of federal benefit              500,903           238,349          140,441
                Dividend income exclusion                             (25,194)               -                -
                Deferred income taxes resulting from
                    change in tax status of pooled entity             246,876                -                -
                Other, net                                            (22,468)          (17,099)        (110,041)
                                                                -------------     -------------    -------------
                                                              $     4,091,000         1,893,682        1,073,473
                                                                =============     =============    =============

       The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                                      1996                1995
                                                                                      ----                ----

              Deferred tax assets:
                  Intangible assets                                             $            -            13,500
                  Accrued expenses                                                      144,485           19,409
                  Allowance for doubtful accounts                                        57,000           14,363
                  Other                                                                   3,284            1,961
                                                                                  -------------    -------------
                      Total deferred tax assets                                         204,769           49,233
                                                                                  -------------    -------------

              Deferred tax liabilities:
                  Change of reporting from the cash basis to the
                      accrual basis for income tax purposes                             193,497           91,750
                  Property and equipment depreciation                                   234,147           65,106
                  Intangible assets                                                      13,657               -
                  Unrealized gain on investments                                         31,885           25,468
                                                                                  -------------    -------------
                           Total deferred tax liabilities                               473,186          182,324
                                                                                  -------------    -------------
                           Net deferred tax liabilities                         $       268,417          133,091
                                                                                  =============    =============

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(7)    Income Taxes, continued

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the schedule of reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making the assessment. Based upon the above criteria and that the Company has paid sufficient taxes in prior years which is available for recovery of deferred tax assets, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.


(8)    Benefit Plans

       The Company provides a 401(k) withholding plan which covers substantially all employees after sixty days of employment.

       The Company  maintains  an  Employee  Stock  Ownership  Plan (ESOP) and a
       Profit Sharing Plan (collectively, the Plans) for substantially all of its employees. Contributions to the Plans are made at the discretion of the Board of Directors. The Plans may be terminated at any time without further obligation to the Company. Employee benefit plan expenses are summarized as follows:


                                                                   December 31,
                                             1996                  1995                  1994
                                             ----                  ----                  ----
                                      Cash        Stock      Cash        Stock     Cash         Stock

         Profit Sharing Plan     $       -          -       294,929        -       163,284         -
         ESOP                       1,000,000       -       475,000        -       182,000      318,000
                                  -----------  ---------  ---------   ---------  ---------    ---------

                                 $  1,000,000       -       769,929        -       345,284      318,000
                                  ===========  =========  =========   =========  =========    =========


       The Company accrues a combined contribution to the Plans throughout the year and recognizes employee benefit plan expense. Cash is contributed to the ESOP throughout the year as needed and at year end the Board of Directors approves the contribution allocation between the Plans and the payment of cash and/or stock.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(8)    Benefit Plans, continued

       The Company also has a nonqualified  stock option plan (the  Nonqualified
       Plan) and an incentive stock option plan (the ISO Plan) under which certain key employees are granted the option to purchase shares of the Company's common stock at a price equal to the market price of stock. The Nonqualified and ISO Plans were terminated on August 31, 1995, with respect to the issuance of new options under these plans.

       The Company has a Stock Incentive Plan and a Non-Employee Director Stock Option Plan (the Plans) pursuant to which the Company may grant stock options to officers, directors and key employees. The Plans authorize grants of options to purchase up to 1,125,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options generally have 10 year terms and vest and become fully exercisable after 5 years from the date of grant (20% per year), with the exception of 397,792 stock options which were issued during 1995 under the Nonqualified Plan and vested immediately.

       At December 31, 1996, there were 758,125 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $10.26 and $2.23 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - no expected dividend yield, risk-free interest rate of 5.9%, weighted average expected volatility of 53.4% and an expected life of 6 years; 1995 - no expected dividend yield, risk-free interest rate of 5.4%, weighted average expected volatility of 53.4% and an expected life of 6 years.

       The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                   1996             1995
                                                   ----             ----

             Net income:
                As reported                 $     6,333,434         3,060,850
                Pro forma                         6,195,733         2,674,400

             Per share:
                As reported                 $           .44               .29
                Pro forma                               .43               .25

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(8)    Benefit Plans, continued

       Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

       Stock option activity during the period indicated is as follows:


                                                                     Weighted-
                                               Number of              Average
                                                Shares            Exercise Price

         Balance at December 31, 1993           1,556,293       $        .081
              Granted                             147,033               1.542
              Exercised                          (117,139)               .078
              Forfeited                              -                   -
                                            -------------         -----------

         Balance at December 31, 1994           1,586,187                .167
              Granted                             882,747               3.917
              Exercised                            (8,368)               .078
              Forfeited                           (29,275)              2.578
                                            -------------         -----------

         Balance at December 31, 1995           2,431,291               1.576
              Granted                             182,375              17.802
              Exercised                           (83,201)              1.381
              Forfeited                           (69,910)              4.839
                                            -------------         -----------

         Balance at December 31, 1996           2,460,555       $       2.649
                                            =============         ===========

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(8)    Benefit Plans, continued

       The  following   table   presents   information   regarding  all  options
       outstanding at December 31, 1996.


                              Weighted
                               Average                                Weighted
             Number of        Remaining          Range of              Average
              Options        Contractual         Exercise             Exercise
            Outstanding         Life              Prices                Price

             1,338,746         1.1 years      $           .078    $      .078
                83,671         6.6 years                  .680           .680
               672,612         8.3 years         1.542 - 2.578          2.462
               192,151         9.0 years         6.222 - 8.167          7.958
               173,375         9.9 years       13.000 - 20.750         18.302
         -------------    --------------       ---------------      ---------

             2,460,555         4.5 years      $  .078 - 20.750    $     2.649
         =============    ==============       ===============      =========


       The following table presents information regarding options currently exercisable at December 31, 1996.


                                                                Weighted
              Number of                 Range of                 Average
               Options                  Exercise                Exercise
             Exercisable                 Prices                   Price

               1,338,746         $               .078         $      .078
                  66,938                         .680                .680
                 467,817                1.542 - 2.578               2.511
                  38,700                6.222 - 8.167               7.946
           -------------           ------------------           ---------
               1,912,201         $        .078 - .680         $      .853
           =============           ==================           =========

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(9)    Accrued Expenses

       Accrued expenses at December 31, 1996 and 1995 consist of the following:


                                                     1996             1995
                                                     ----             ----

         Salaries and benefits               $     1,286,065           963,389
         Employee benefit plan contributions         227,492           351,125
         Payroll tax and withholdings                520,866           355,984
         Other                                       196,738            50,327
                                               -------------    --------------
                                             $     2,231,161         1,720,825
                                               =============    ==============


(10)   Shareholders' Equity

       On August 2, 1995, the Board of Directors of the Company amended and restated the Articles of Incorporation of the Company to, among other things, divide the capital stock into two classes: twenty million (20,000,000) shares of common voting stock, having a par value of $.01 per share, and five million (5,000,000) shares of preferred stock, having a par value of $.01 per share. The amended and restated Articles of Incorporation were approved by the Company's shareholders on August 3, 1995. The Board of Directors also approved the issuance and sale by the Company to the public of up to 4,500,000 (adjusted for subsequent stock splits) shares of the Company's common stock (the issuance of up to 4,916,250 shares was subsequently approved by the Board of Directors on September 26, 1995).

       On August 8, 1995, the Company's Board of Directors declared an approximate 3.72-for-1 stock split, effected in the form of a stock dividend, of the Company's common stock.

       On October 4, 1995, the Company closed its initial public offering of 4,916,250 shares of common stock for $6.22 (adjusted for subsequent stock splits) per share. The net proceeds of $28.4 million are currently being invested in acquisitions, systems outsourcing centers, branch expansion and marketable securities.

       On June 7, 1996, the Company's Board of Directors declared a 3-for-2 stock split, which was effected as a fifty percent dividend, of the Company's common stock. The common stock dividend was distributed on July 5, 1996 to shareholders of record on June 21, 1996.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(10)   Shareholders' Equity, continued

       On October 17, 1996, the Company's Board of Directors declared a 3-for-2 stock split, to be effected as a fifty percent dividend, of the Company's common stock. The Common stock dividend was distributed on November 21, 1996 to shareholders of record on November 4, 1996.

       All share, per share and conversion amounts relating to common stock and stock options included in the accompanying consolidated financial statements and notes have been restated to reflect the above stock splits.


(11)   Commitments

       The Company leases office space in nine national locations and computer equipment under non-cancelable agreements which expire at various dates through 1999. Office rentals are subject to escalations based on increases in real estate taxes and operating expenses. Aggregate rent expense under these operating leases was approximately $322,000, $304,000 and $205,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

       Future minimum lease payments required under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 1997 are as follows:


                                    1997      $     234,661
                                    1998            148,657
                                    1999             65,049
                                                -----------
                                              $     448,367
(12)   Subsequent Event

       On January 17, 1997, the Company issued 584,080 shares of its common stock for all the outstanding common stock of Miaco Corporation (Miaco), a computer consulting firm specializing in relational database and client/server technologies. This business combination will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Miaco.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(12)   Subsequent Event, continued

       The following unaudited pro forma data summarizes the combined results of operations of the Company and Miaco as if the combination had been consummated on December 31, 1996.


                                                  Years Ended December 31,
                                               1996         1995        1994

         Pro forma revenue               $  57,432,222   41,535,734   31,788,590
                                           ===========  ===========  ===========

         Pro forma net income            $   6,053,326    2,748,264    1,929,482
                                           ===========  ===========  ===========

         Pro forma net income per share  $         .40          .25          .20
                                           ===========  ===========  ===========