Form 10-Q
period 1997-03-31
COMPUTER MANAGEMENT SCIENCES INC
filed 1997-05-15
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission File Number: 000-26622

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

                                  Yes X No ____

As of April 30, 1997 there were 13,157,754 shares of the Registrant's common stock, $0.01 par value, outstanding.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                               Index to Form 10-Q
                      For the Quarter Ended March 31, 1997





                                                                  Page
                 PART I - FINANCIAL INFORMATION


Item 1    Financial Statements

              Consolidated Balance Sheets                          3-4
              Consolidated Statements of Operations                 5
              Consolidated Statements of Cash Flows                 6
              Notes to Consolidated Financial Statements           7-8


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

              Results of Operations                               9-10
              Liquidity and Capital Resources                      11


                   PART II - OTHER INFORMATION


Items 1-6     Other Information                                    12

Signatures                                                         13

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Consolidated Balance Sheets




                                                    March 31,      December 31,
                                                      1997             1996
                                                   (unaudited)      (restated)

Current assets:
     Cash and cash equivalents                  $   10,259,402     14,201,624
     Accounts receivable, net                       10,467,677      9,375,005
     Revenue earned in excess of billings            1,807,697      1,485,205
     Investments                                     6,346,473      4,895,482
     Other receivables                                 125,167         81,516
     Notes receivable                                  428,052        465,250
     Other current assets                               40,847        136,381
                                                  ------------  -------------
              Total current assets                  29,475,315     30,640,463
                                                  ------------  -------------

Property and equipment:
     Land                                            2,332,000      2,107,000
     Buildings and improvements                      4,233,671      3,309,151
     Computers and software                          2,854,947      2,656,423
     Office furniture and equipment                  1,652,031      1,435,101
     Vehicles                                          331,435        331,435
                                                  ------------  -------------
                                                    11,404,084      9,839,110
     Less accumulated depreciation                   2,451,058      2,248,972
                                                  ------------  -------------
              Net property and equipment             8,953,026      7,590,138

Other assets:
     Intangible assets, net of accumulated
         amortization of $461,389 and $310,280       3,927,367      2,628,664
     Land held for investment, at cost                 424,065        424,065
     Investments                                     5,545,766      5,542,369
     Notes receivable, less current portion          1,125,092      1,135,092
     Other                                             418,452        409,699
                                                  ------------  -------------
              Total other assets                    11,440,742     10,139,889
                                                  ------------  -------------

              Total assets                      $   49,869,083     48,370,490
                                                  ============  =============

                                                                (continued)

                       COMPUTER MANAGEMENT SCIENCES, INC.

                     Consolidated Balance Sheets, continued




                                                  March 31,      December 31,
                                                    1997             1996
                                                 (unaudited)      (restated)

Liabilities and Shareholders' Equity

Current liabilities:
     Notes payable                                        100        864,411
     Accounts payable                                 168,549        282,275
     Accrued expenses                               2,613,930      2,824,711
     Unearned revenue                                 358,794        330,291
     Income taxes payable                           1,139,026        312,249
     Deferred income taxes                             94,211          -
                                                 ------------   ------------
              Total current liabilities             4,374,610      4,613,937
                                                 ------------  -------------

Long-term liabilities:
     Notes payable                                     45,146        114,814
     Deferred income taxes                            301,710        385,774
                                                 ------------  -------------
              Total long term liabilities             346,856        500,588
                                                 ------------  -------------

Shareholders' equity:
     Common stock, $.01 par value;
         20,000,000 shares authorized,
         12,998,451 and 12,997,101 shares
         issued and outstanding in 1997 and 1996      129,985        129,971
     Preferred stock, $.01 par value; 5,000,000
         shares authorized, no shares issued and
         outstanding in 1997 and 1996                   -              -
     Paid-in capital                               30,298,784     30,290,455
     Retained earnings                             14,707,600     12,785,285
     Unrealized gain on investments, net of
         income tax                                    11,248         50,254
                                                 ------------  -------------
              Total shareholders' equity           45,147,617     43,255,965
                                                 ------------  -------------

              Total liabilities and
                shareholders' equity           $   49,869,083     48,370,490
                                                 ============  =============







See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                     For the Three Month
                                                    Period Ended March 31,
                                                     1997            1996
                                                                  (restated)

Revenue                                      $    16,229,154      13,073,010
Direct costs                                      10,047,799       7,952,943
                                               -------------   -------------
     Gross profit                                  6,181,355       5,120,067
Selling, general and administrative
     expenses                                      3,410,912       3,185,201
                                               -------------   -------------
              Income from operations               2,770,443       1,934,866

Other income (expense):
     Investment and other income                     346,685         383,124
     Interest expense                                 (7,813)        (31,818)
                                               -------------   -------------
                                                     338,872         351,306
                                               -------------   -------------

     Income before income taxes                    3,109,315       2,286,172

Provision for income taxes                         1,187,000         820,000
                                               -------------   -------------

Net income                                   $     1,922,315       1,466,172
                                               =============   =============

Pro forma information (note 2):
     Net income as reported                  $     1,922,315       1,466,172
     Pro forma charge in lieu of income taxes         -               98,153
                                               -------------   -------------

Pro forma net income                         $     1,922,315       1,368,019
                                               =============   =============

Pro forma net income per share               $           .13             .09
                                               =============   =============

Weighted average number of common
     and common equivalent shares
     outstanding                                  15,131,161      14,891,072




See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     For The Three Months
                                                                        Ended March 31,
                                                                  1997                1996
                                                                  ----                ----
                                                                                   (restated)

Cash flow from operating activities:
  Net income                                                 $     1,922,315           1,466,172
  Adjustments to reconcile net income to
      net cash provided by operating activities:
           Depreciation and amortization                             353,193             123,292
           Net gain on disposition of property
            and equipment                                             -                     (600)
           Deferred income taxes                                      49,247                 207
           Pooling adjustment to conform fiscal
            year-ends                                                 -                   41,227
  Change in assets and liabilities:
      Increase in accounts and other receivables                  (1,421,859)         (2,433,681)
      Decrease in other current assets                                81,222               5,199
      Decrease in other assets                                         1,247               6,540
      Decrease (increase) in accounts payable
       and accrued expense                                          (324,507)            346,712
      Increase (decrease) in unearned revenue                         28,503            (214,096)
      Increase in income taxes payable                               826,777             460,049
                                                               -------------       -------------

           Net cash provided by (used in)
            operating activities                                   1,516,138            (198,979)
                                                               -------------       -------------

Cash flow from investing activities:
  Purchases of property and equipment                             (1,564,784)           (439,378)
  Proceeds from the sale of property and
   equipment                                                          -                      600
  Purchase of investments, net                                    (1,518,182)         (4,877,541)
  Increase in intangible assets                                   (1,450,000)           (185,000)
  Decrease (increase) in notes receivable                                242            (275,000)
                                                               -------------       -------------

           Net cash used in investing activities                  (4,532,724)         (5,776,319)
                                                               -------------       -------------

Cash flow from financing activities:
  Repayment of notes payable                                        (933,979)           (145,806)
  Proceeds from issuance of common stock                               8,343               -
                                                               -------------       -------------

           Net cash used in financing activities                    (925,636)           (145,806)
                                                               -------------       -------------

           Net decrease in cash and cash equivalents              (3,942,222)         (6,121,104)

Cash and cash equivalents at beginning of period                  14,201,624          30,081,665
                                                               -------------       -------------

Cash and cash equivalents at end of period                   $    10,259,402          23,960,561
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

       The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K filed with the SEC on March 31, 1997. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals and other adjustments necessary for a fair presentation of the unaudited information.

       The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(2)    Business Combinations

       On January 17, 1997, the Company issued 584,080 shares of its common stock in exchange for all of the outstanding common stock of Miaco Corporation (Miaco), a computer consulting firm, based in Denver, Colorado, specializing in relational database and client/server technologies. Miaco also has an office in Washington, D.C. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Miaco. Prior to its acquisition by the Company, Miaco's fiscal year ended on March 31. Miaco's fiscal year end was conformed with the Company's December 31 year end during 1996. Miaco will continue to operate as a wholly-owned subsidiary of the Company.

       On April 30, 1996, the Company issued approximately 945,907 shares (adjusted for subsequent stock splits) of its common stock in exchange for all of the outstanding common stock of Summit Computer Services, Inc.
       (SCS), a Charlotte, North Carolina based computer consulting firm with concentrated expertise in client/server technology. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts and results of operations of SCS. Prior to its acquisition by the Company, SCS had elected S Corporation status for federal and state income tax purposes. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. To reflect the earnings of SCS on an after tax basis, a pro forma charge in lieu of income has been included, in the accompanying consolidated statements of operations, for the periods preceding the termination of S Corporation status.

                       COMPUTER MANAGEMENT SCIENCES, INC.

(3)    Newly Issued Accounting Pronouncement

       During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, (SFAS 128) "Earnings Per Share". SFAS 128 governs the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. SFAS 128 was issued to simplify the computation of EPS and replaces the Primary and Fully diluted EPS calculations currently in use with calculations of Basic and Diluted EPS. SFAS 128 is effective for both interim and annual financial statements ending after December 15, 1997, and earlier application is not permitted. The Company will begin to calculate EPS in compliance with SFAS 128 for the fourth quarter and year ended December 31, 1997. After adoption, all prior period EPS data presented will be restated to conform to SFAS 128. The Company does not believe that the adoption of SFAS 128 will materially impact historical or future EPS.

                       COMPUTER MANAGEMENT SCIENCES, INC.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


Forward Looking Statements

      This Report on Form 10-Q may contain certain information and trend statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involve risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words "anticipate", "believe", "estimate", "expect", "intend", "project", "target" and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that include, but are not limited to, growth through business combinations and internal expansion, the Company's ability to attract and retain qualified consultants, dependence on significant relationships and the absence of long-term contracts, project risk, the Company's ability to effectively manage a large and rapidly changing business, pricing and margin pressures, and competition. Please refer to discussions of these and other factors in this Report and other Company forms on file with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

      The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto, and the Company's 1996 Annual Report on Form 10-K on file with the Securities Exchange Commission. Historical events are not necessarily indicative of trends in operating results for any future period. Reference is also made to the above paragraph, with regard to the risks and uncertainties associated with forward-looking statements.

Results of Operations

       The information in the following table is presented as a percentage of net sales for the period indicated:

                                                   Percentage of Total Revenue
                                                       Three Months Ended
                                                            March 31,

                                                       1997         1996

       Revenue                                         100.0%        100.0%
       Direct Costs                                     61.9%         60.8%
       Gross Profit                                     38.1%         39.2%
       Selling, general, and administrative
            expenses                                    21.0%         24.4%
       Income from operations                           17.1%         14.8%
       Other income, net                                 2.1%          2.7%
       Income before income taxes                       19.2%         17.5%
       Provision for income taxes                        7.3%          6.3%
       Net income                                       11.8%         11.2%
       Pro forma net income                             11.8%         10.5%

                       COMPUTER MANAGEMENT SCIENCES, INC.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, continued



Revenue:

       Revenue for the first quarter ended March 31, 1997 was $16,229,154, a 24.1% increase over revenue of $13,073,010 recorded in the first quarter of 1996. The increase in revenue was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from 452 in the first quarter of 1996 to 553 for the current period, a 22.3% increase. Also contributing to the increase in revenue was a slight change in the mix of services delivered by the Company. During the later part of 1996 and continuing into 1997, the number of strategic IT solution consulting and outsourcing/fixed bid projects undertaken by the Company has steadily increased and positively impacted average hourly billing rates. The success of the Company's System Outsourcing Centers have contributed to the change in mix of services. However, revenue was adversely impacted by approximately $450 thousand as result of two less billing days in the first quarter 1997 versus 1996 due to the timing of holidays. The Company will recoup one lost day during each of the second and fourth quarters of 1997.

Gross Profits:

       The 1997 first quarter gross profit of $6,181,355 was a $1,061,288 improvement over the first quarter of 1996. Expressed as a percentage of revenue, however, gross profit was 38.1% in 1997 versus 39.2% in 1996. The increased dollar amount is attributable to the increase in revenue. The decline in the gross margin percentage is due to the two less billing days as discussed above. On a comparable basis (i.e. assuming the same number of billing days quarter to quarter), the gross margin percentage would have been 40.9% in 1997. This is primarily due to the change in mix of services delivered, as discussed above, which resulted in an increase in average hourly billing rates of approximately 5% during the current quarter.

S,G&A Expenses:

       Selling, general and administrative expenses totaled $3,410,912 for the first quarter of 1997, an increase of $225,711 over the first quarter of 1996. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 24.4% in the first quarter 1996 to 21.0% for the first quarter 1997. The improved percentage resulted from increased volume and cost containment of marketing and other fixed expenses. Management believes that this percentage will continue to improve as the Company enters the third and fourth quarter of 1997 and the January 1997 pooling with Miaco is fully assimilated.

Net Income and Pro Forma Net Income:

       Net income increased $554,296 to $1,922,315 for the first quarter of 1997, compared to pro forma net income of $1,368,019 for the first quarter of 1996. This improved performance was a result of increased revenue and cost containment of S,G&A expenses. For the first quarter of 1997, the effective tax rate was 38.2% versus 35.9% for the comparable 1996 period. The significant increase in the effective tax rate is due to the business combination with SCS, an S Corporation acquired by the Company on April 30, 1996. The acquisition of SCS was accounted for as a pooling-of-interests. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. To reflect the earnings of SCS on an after tax basis, a pro forma charge in lieu of income taxes has been included for the periods preceding the termination of S Corporation status. On a comparable basis, pro forma net income expressed as a percentage of revenue was 11.8% for the quarter ended March 31, 1997 versus 10.5% for the same period in 1996.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                         Liquidity and Capital Resources



       During the three months ended March 31, 1997, cash decreased $3,942,222 and working capital dropped $925,821. While a number of factors contributed to the change, the main components were increases in investments, accounts receivable, and property and equipment, as discussed below.

       As of December 31, 1996, $12.8 million was invested in funds with original maturity of ninety days or less and were classified as cash equivalents, versus $8.9 million at March 31, 1997. In an effort to increase the return on investments, the Company acquired investments with maturities extending beyond ninety during the current quarter. By the end of the first quarter, $6,346,473 was invested in current securities and $5,545,766 was invested in various corporate and governmental bonds with maturities exceeding one year.

       Accounts receivable increased $1,092,672 during the first three months of 1997. The number days of sales outstanding decreased 1 day since the end of 1996 to 59 days of sales outstanding. Therefore, the increase in accounts receivable is a reflection of increased sales volume experienced during the period.

       During the three months, the Company spent approximately $1.6 million for capital expenditures. Of the capital expenditures, $1.1 million was spent for property, buildings and improvements to house the Greenville SOC, and $0.4 million was spent for computer equipment, software and furniture for the Tallahassee and Greenville SOCs.

       The Company maintains a $750,000 revolving credit facility with a commercial bank, permitting advances equal to the lesser of $750,000 or 75% of "qualified accounts" (defined as trade accounts receivables less than 90 days old which approximated $9.6 million as of March 31, 1997). The credit facility has been inactive during 1997. The Company assumed certain debt obligations totaling $931,020 in connection with its January 1997 merger with Miaco, which were paid off during the quarter.

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

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matter to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits -

           Exhibit 27 - Financial Data Schedule as of and for the three months ended March 31, 1997, pursuant to Article 5 of Regulation S-X.

     (b)    Reports:

           The Company filed a Form 8-K report on January 31, 1997, Commission File No. 000-26622.

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


                                              COMPUTER MANAGEMENT SCIENCES, INC.
                                                                    (Registrant)




Date:  May 14, 1997                           /s/ Anthony Colaluca
                                              --------------------
                                              Anthony Colaluca
                                              Vice President and
                                              Chief Financial Officer