Form 10-Q
period 1997-06-30
COMPUTER MANAGEMENT SCIENCES INC
filed 1997-08-13
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                  Yes X No ____

As of July 31, 1997 there were 13,502,389 shares of the Registrant's common stock, $0.01 par value, outstanding.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                               Index to Form 10-Q
                       For the Quarter Ended June 30, 1997





                                                                         Page
                PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

            Consolidated Balance Sheets                                  3-4
            Consolidated Statements of Operations                         5
            Consolidated Statements of Cash Flows                         6
            Notes to Consolidated Financial Statements                   7-8


Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

            Results of Operations                                        9-11
            Liquidity and Capital Resources                               12


                PART II - OTHER INFORMATION


Items 1-6   Other Information                                             13

Signatures                                                                14

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Consolidated Balance Sheets



                                                  June 30,          December 31,
                                                    1997                 1996
                                                 (unaudited)          (restated)

Current assets:
  Cash and cash equivalents                $       8,521,560          14,201,624
  Accounts receivable, net                        11,230,303           9,375,005
  Revenue earned in excess of billings             2,009,371           1,485,205
  Investments                                      5,500,085           4,895,482
  Other receivables                                  219,100              81,516
  Notes receivable                                   382,608             465,250
  Refundable income taxes                          1,862,021              -
  Other current assets                               557,236             136,381
                                             ---------------    ----------------
             Total current assets                 30,282,284          30,640,463
                                             ---------------    ----------------

Property and equipment:
  Land                                             2,562,000           2,107,000
  Buildings and improvements                       7,115,811           3,309,151
  Computers and software                           3,101,960           2,656,423
  Office furniture and equipment                   2,121,043           1,435,101
  Vehicles                                           357,012             331,435
                                             ---------------    ----------------
                                                  15,257,826           9,839,110
  Less accumulated depreciation                    2,559,907           2,248,972
                                             ---------------    ----------------
           Net property and equipment             12,697,919           7,590,138

Other assets:
  Intangible assets, net of accumulated
      amortization of $639,584 and $310,280        3,749,181           2,628,664
  Land held for investment, at cost                  424,065             424,065
  Investments                                      6,012,181           5,542,369
  Notes receivable, less current portion             889,267           1,135,092
  Other                                              380,865             409,699
                                             ---------------    ----------------
           Total other assets                     11,455,559          10,139,889
                                             ---------------    ----------------

           Total assets                    $      54,435,762          48,370,490
                                             ===============    ================

                                                                 (continued)

                       COMPUTER MANAGEMENT SCIENCES, INC.

                     Consolidated Balance Sheets, continued




                                                   June 30,         December 31,
                                                     1997               1996
                                                 (unaudited)         (restated)

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                            $           -                 864,411
  Accounts payable                                    73,741             282,275
  Accrued expenses                                 3,438,959           2,824,711
  Unearned revenue                                   409,940             330,291
  Income taxes payable                                 -                 312,249
  Deferred income taxes                              118,635                -
                                             ---------------    ----------------
           Total current liabilities               4,041,275           4,613,937
                                             ---------------    ----------------

Long-term liabilities:
  Notes payable                                       42,169             114,814
  Deferred income taxes                              267,115             385,774
                                             ---------------    ----------------
           Total long term liabilities               309,284             500,588
                                             ---------------    ----------------

Shareholders' equity:
  Common stock, $.01 par value; 40,000,000
      shares authorized, 13,485,658 and
      12,997,101 shares issued and outstanding
      in 1997 and 1996                               134,857             129,971
  Preferred stock, $.01 par value; 5,000,000
      shares authorized, no shares issued and
      outstanding in 1997 and 1996                      -                   -
  Paid-in capital                                 32,916,066          30,290,455
  Retained earnings                               16,957,991          12,785,285
  Unrealized gain on investments, net of
      income tax                                      76,289              50,254
                                              --------------    ----------------
      Total shareholders' equity                  50,085,203          43,255,965
                                              --------------    ----------------

      Total liabilities and
          shareholders'equity              $      54,435,762          48,370,490
                                             ===============    ================







See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                      For the Three Month                For the Six Month
                                                     Period Ended June 30,             Period Ended June 30,
                                                      1997               1996            1997            1996
                                                                      (restated)                      (restated)
Revenue                                        $    17,544,512        13,821,834       33,773,666     26,894,844
Direct costs                                        10,685,869         8,498,865       20,733,668     16,451,808
                                                 -------------    --------------    -------------  -------------
     Gross profit                                    6,858,643         5,322,969       13,039,998     10,443,036

Selling, general and administrative
     expenses                                        3,619,503         3,134,129        7,030,414      6,319,330
                                                 -------------    --------------    -------------  -------------
              Income from operations                 3,239,140         2,188,840        6,009,584      4,123,706

Other income (expense):
     Investment and other income                       446,882           398,538          793,565        781,662
     Interest expense                                   (2,631)          (34,014)         (10,443)       (65,832)
                                                 -------------    --------------    -------------  -------------
                                                       444,251           364,524          783,122        715,830
                                                 -------------    --------------    -------------  -------------

     Income before income taxes                      3,683,391         2,553,364        6,792,706      4,839,536

Provision for income taxes                           1,433,000           959,000        2,620,000      1,779,000
                                                 -------------    --------------    -------------  -------------
Net income                                     $     2,250,391         1,594,364        4,172,706      3,060,536
                                                 =============    ==============    =============  =============

Pro forma information (note 2):
     Net income as reported                    $     2,250,391         1,594,364        4,172,706      3,060,536
     Pro forma charge (credit) in lieu of
         income taxes                                   -                 34,516           -             132,669
                                                 -------------    --------------    -------------  -------------
Pro forma net income                           $     2,250,391         1,559,848        4,172,706      2,927,867
                                                 =============    ==============    =============  =============
Pro forma net income per share                 $           .15               .10              .28            .20
                                                 =============    ==============    =============  =============

Weighted average number of common
     and common equivalent shares
     outstanding                                    15,179,948        15,047,876       15,155,555     14,969,474




See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                  For The Six Months
                                                                                     Ended June 30,
                                                                                1997                 1996
                                                                                ----                 ----
                                                                                                  (restated)
Cash flow from operating activities:
     Net income                                                          $     4,172,706           3,060,536
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                      669,827             338,100
              Net gain on disposition of property and equipment                  (61,051)               (600)
              Deferred income (benefit) tax                                      (16,273)             43,308
              Pooling adjustment to conform fiscal year-ends                      -                   41,227
     Change in assets and liabilities:
         Increase in accounts and other receivables                           (2,441,765)         (3,138,956)
         (Increase) decrease in other current assets                            (435,167)             23,249
         Decrease (increase) in other assets                                     274,659             (23,228)
         Increase in accounts payable and accrued expense                        405,714             358,833
         Increase (decrease) in unearned revenue                                  79,649            (314,701)
         Increase (decrease) in income taxes payable                             258,355            (128,861)
                                                                           -------------       --------------

              Net cash provided by operating activities                        2,906,654             258,907
                                                                           -------------       -------------

Cash flow from investing activities:
     Purchases of property and equipment                                      (5,494,974)           (637,238)
     Proceeds from the sale of property and equipment                            107,900                 600
     Purchase of investments, net                                             (1,032,131)         (9,169,537)
     Increase in intangible assets                                            (1,450,000)           (225,163)
     Decrease (increase) in notes receivable                                       7,359            (275,000)
                                                                           -------------       -------------

              Net cash used in investing activities                           (7,861,846)        (10,306,338)
                                                                           -------------       -------------

Cash flow from financing activities:
     Repayment of notes payable                                                 (937,056)           (748,790)
     Proceeds from issuance of common stock                                      212,184             150,804
                                                                           -------------       -------------

              Net cash used in financing activities                             (724,872)           (597,986)
                                                                           -------------       -------------

              Net decrease in cash and cash equivalents                       (5,680,064)        (10,645,417)

Cash and cash equivalents at beginning of period                              14,201,624          30,081,665
                                                                           -------------       -------------

Cash and cash equivalents at end of period                               $     8,521,560         19,436,2480
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

      The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto, and the Company's 1996 Annual Report on Form 10-K on file with the Securities and Exchange Commission. Historical events are not necessarily indicative of trends in operating results for any future period. Reference is also made to the above paragraph, with regard to the risks and uncertainties associated with forward-looking statements.

Results of Operations

       The information in the following table is presented as a percentage of net sales for the period indicated:

                                                  Percentage of Total Revenue
                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,

                                            1997          1996         1997         1996
                                            ----          ----         ----         ----

   Revenue                                 100.0%        100.0%       100.0%       100.0%
   Direct Costs                             60.9%         61.5%        61.4%        61.2%
   Gross Profit                             39.1%         38.5%        38.6%        38.8%
   Selling, general, and administrative
        expenses                            20.6%         22.7%        20.8%        23.5%
   Income from operations                   18.5%         15.8%        17.8%        15.3%
   Other income, net                         2.5%          2.6%         2.3%         2.7%
   Income before income taxes               21.0%         18.5%        20.1%        18.0%
   Provision for income taxes                8.2%          6.9%         7.8%         6.6%
   Net income                               12.8%         11.5%        12.4%        11.4%
   Pro forma net income                     12.8%         11.3%        12.4%        10.9%


                       COMPUTER MANAGEMENT SCIENCES, INC.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, continued


Revenue:

    Revenue for the second quarter ended June 30, 1997 was $17,544,512, a 26.9% increase over revenue of $13,821,834 recorded in the second quarter of 1996. Revenue for the six months ended June 30, 1997 increased $6,878,822 to $33,773,666, reflecting a 25.6% improvement over the comparable 1996 period. The increase in revenue during the current quarter was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from 492 in the second quarter of 1996 to 580 for the current period, an 18% increase. Also contributing to the increase in revenue was a slight change in the mix of services delivered by the Company. During the later part of 1996 and continuing into 1997, the number of strategic IT solution consulting and outsourcing/fixed bid projects undertaken by the Company has steadily increased and positively impacted average hourly billing rates. The success of the Company's Systems Outsourcing Centers (SOCs) have contributed to this change in the mix of services. Year to date, revenue has grown at a slower rate as result of one less billing day in the first six months of 1997 versus 1996 due to the timing of holidays. The Company will recoup this lost day during the fourth quarter of 1997.

Gross Profit:

    Gross profit in the second quarter of 1997 was $6,858,643, a $1,535,674 improvement over the second quarter of 1996. For the current six month period, gross profit increased 24.9% to $13,039,998 compared to $10,443,036 for the same period in 1996. Expressed as a percentage of revenue, gross profit was 39.1% for the 1997 second quarter versus 38.5% for the 1996 second quarter. This increase in the gross profit percentage is primarily due to an additional billing day which was recouped from the first quarter and a change in the mix of services delivered, as discussed above, which resulted in an increase in average hourly billing rates of approximately 6% during the current quarter. Year to date, however, the gross profit percentage for the current period is slightly below that of the prior year due to one less billing day as discussed above. The increased dollar amount, in both the current quarter and year to date, is attributable to the increase in revenue.

S,G&A Expenses:

    Selling, general and administrative expenses totaled $3,619,503 for the second quarter of 1997, an increase of $485,374 over the second quarter of 1996. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 22.7% in the second quarter 1996 to 20.6% for the second quarter 1997. For the current six month period, S,G&A expenses decreased as a percentage of revenue to 20.8% from 23.5% for the comparable 1996 period. The improved percentage, for both the current quarter and year to date, resulted from increased volume and cost containment of marketing and other fixed expenses. Management believes that this percentage will continue to improve as the Company enters the third and fourth quarter of 1997 and the January 1997 pooling with Miaco is fully assimilated.

Net Income and Pro Forma Net Income:

       Net income increased 44.3% to $2,250,391 for the second quarter of 1997, compared to pro forma net income of $1,559,848 for the second quarter of 1996. This translates into second quarter 1997 earnings per share of $0.15 versus $0.10 in 1996, which exceeded analysts' consensus estimates of $0.14 for the current quarter. For the current six month period, net income was $4,172,706, an increase of $1,244,839 over pro forma net income for the comparable 1996 period. This improved performance for both the second quarter and six month period was a result of increased revenue, improved billing rates and cost containment of S,G&A expenses. Also contributing to the increase was a slight improvement in non-operating revenue as a result of deploying the capital funds in

                       COMPUTER MANAGEMENT SCIENCES, INC.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, continued


Net Income and Pro Forma Net Income, continued:

     higher yield investments. For the second quarter and six month period of 1997, the effective tax rate was 38.9% and 38.6% versus 37.6% and 36.8% for the comparable 1996 period. The significant increase in the effective tax rate is due to the business combination with SCS, an S Corporation acquired by the Company on April 30, 1996. The acquisition of SCS was accounted for as a pooling-of-interests. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. To reflect the earnings of SCS on an after tax basis, a pro forma charge in lieu of income taxes has been included for the periods preceding the termination of S Corporation status. On a comparable basis, pro forma net income expressed as a percentage of revenue was 12.8% and 12.4% for the quarter and six month period ended June 30, 1997, respectively, versus 11.3% and 10.9% for the same periods in 1996.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                         Liquidity and Capital Resources



       During the six months ended June 30, 1997, cash decreased $5,680,064 and working capital increased $214,483. While a number of factors contributed to the decrease in cash, the main components were increases in investments, accounts receivable, intangible assets and property and equipment, as discussed below. The increase in working capital is primarily due to current period income tax benefits resulting from nonqualified stock option exercises as well as prepaid profit sharing/ESOP contributions.

       As of December 31, 1996, $12.8 million was invested in funds with original maturity of ninety days or less and were classified as cash equivalents, versus $8.4 million at June 30, 1997. In an effort to increase the return on investments, the Company acquired investments with maturities extending beyond ninety days during the current six month period. By the end of the second quarter, $5,500,085 was invested in current securities and $6,012,181 was invested in various corporate and governmental bonds with maturities exceeding one year.

       Accounts receivable increased $1,855,298 during the first six months of 1997. The number days of sales outstanding as of June 30, 1997 was 60 days, which is the same as the number of days of sales outstanding at the end of 1996. Therefore, the increase in accounts receivable is a reflection of increased sales volume experienced during the period.

       During the current six month period, the Company spent approximately $5.5 million for capital expenditures. Of these capital expenditures, $4.3 million was spent for property, buildings and improvements to house the Greenville, Denver and Charlotte SOCs, and $1.1 million was spent for computer equipment, software and furniture for the Tallahassee, Greenville and Charlotte SOCs.

       The Company maintains a $750,000 revolving credit facility with a commercial bank, permitting advances equal to the lesser of $750,000 or 75% of "qualified accounts" (defined as trade accounts receivables less than 90 days old, which approximated $9.9 million as of June 30, 1997). The credit facility has been inactive during 1997. During August 1997, the Company obtained a $4 million line of credit to replace the existing credit facility. The line of credit is unsecured (but with a negative pledge on Company assets) and is contingent on meeting certain financial covenants measured on a quarterly basis. The Company is currently in compliance with such covenants and management expects that the Company will continue to meet such covenants in future periods. The Company assumed certain debt obligations totaling $937,056 in connection with its January 1997 merger with Miaco, which were paid off during the first quarter of 1997.

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




Item 1 -  Legal Proceedings - None

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matter to a Vote of Security Holders -

         An annual meeting of the shareholders of the Company was held on June 6, 1997, at which two Class II directors were nominated for election by management. The result of the vote was as follows:

                                                         Votes          Votes                         Broker Non-
                                     Votes For          Against       Withheld       Abstentions         Votes

         Anthony V. Weight          11,267,265            -0-          27,307            -0-              -0-

         Perry E. Esping            11,273,703            -0-          20,869            -0-              -0-

         In addition, the Board of Directors of the Company proposed that the Company's Amended and Restated Articles of Incorporation be amended to increase the authorized capital stock of the Company from 20,000,000 shares of common stock, $0.01 par value per share (Common Stock), and 5,000,000 shares of preferred stock, $0.01 par value per share (Preferred Stock), to 40,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The result of the vote was as follows:

                                        Votes               Votes                               Broker Non-
                    Votes For          Against            Withheld           Abstentions           Votes

                   10,615,927          375,569               -0-               28,750             274,326

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits -

           Exhibit 27 - Financial Data Schedule as of and for the six months ended June 30, 1997, pursuant to Article 5 of Regulation S-X.

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


                                              COMPUTER MANAGEMENT SCIENCES, INC.
                                                                    (Registrant)




Date:  August 13, 1997                /s/ Anthony Colaluca
                                      --------------------
                                      Anthony Colaluca
                                      Vice President and Chief Financial Officer