Form 10-Q
period 1997-09-30
COMPUTER MANAGEMENT SCIENCES INC
filed 1997-11-13
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        -----------------------------------

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                  Yes X No ____

As of October 31, 1997 there were 14,442,990 shares of the Registrant's common stock, $0.01 par value, outstanding.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                               Index to Form 10-Q
                    For the Quarter Ended September 30, 1997





                                                                Page
                  PART I - FINANCIAL INFORMATION


Item 1     Financial Statements

               Consolidated Balance Sheets                        3-4
               Consolidated Statements of Operations               5
               Consolidated Statements of Cash Flows               6
               Notes to Consolidated Financial Statements         7-8


Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations

               Results of Operations                              9-11
               Liquidity and Capital Resources                     12


                    PART II - OTHER INFORMATION


Items 1-6      Other Information                                   13

Signatures                                                         14

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Consolidated Balance Sheets




                                                 September 30,      December 31,
                                                    1997                 1996
                                                 (unaudited)          (restated)

Current assets:
     Cash and cash equivalents                $   11,733,165          14,201,624
     Accounts receivable, net                     11,328,914           9,375,005
     Revenue earned in excess of billings          1,898,495           1,485,205
     Investments                                   4,491,891           4,895,482
     Other receivables                               455,051              81,516
     Notes receivable                                264,014             465,250
     Refundable income taxes                         592,258              -
     Other current assets                            235,461             136,381
                                               -------------    ----------------
              Total current assets                30,999,249          30,640,463
                                               -------------    ----------------

Property and equipment:
     Land                                          2,562,000           2,107,000
     Buildings and improvements                    8,470,282           3,309,151
     Computers and software                        3,418,444           2,656,423
     Office furniture and equipment                2,158,512           1,435,101
     Vehicles                                        400,357             331,435
                                               -------------    ----------------
                                                  17,009,595           9,839,110
     Less accumulated depreciation                 2,840,017           2,248,972
                                               -------------    ----------------
              Net property and equipment          14,169,578           7,590,138

Other assets:
     Intangible assets, net of accumulated
         amortization of $755,909 and $310,280     3,632,856           2,628,664
     Land held for investment, at cost               424,065             424,065
     Investments                                   6,282,478           5,542,369
     Notes receivable, less current portion          889,267           1,135,092
     Other                                           767,555             409,699
                                               -------------    ----------------
              Total other assets                  11,996,221          10,139,889
                                               -------------    ----------------

              Total assets                    $   57,165,048          48,370,490
                                               =============    ================

                                                                   (continued)

                       COMPUTER MANAGEMENT SCIENCES, INC.

                     Consolidated Balance Sheets, continued



                                              September 30,         December 31,
                                                   1997                  1996
                                                (unaudited)           (restated)

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                 $        -               864,411
  Accounts payable                                    128,555            282,275
  Accrued expenses                                  3,553,111          2,824,711
  Unearned revenue                                    213,870            330,291
  Income taxes payable                                   -               312,249
  Deferred income taxes                               110,032               -
                                                 ------------       ------------
           Total current liabilities                4,005,568          4,613,937
                                                 ------------       ------------

Long-term liabilities:
  Notes payable                                       38,950             114,814
  Deferred income taxes                              254,250             385,774
                                                 ------------       ------------
           Total long term liabilities               293,200             500,588
                                                 -------------      ------------

Shareholders' equity:
 Common stock, $.01 par value; 40,000,000
     shares authorized, 13,539,123 and
     12,997,101 shares issued and outstanding
     in 1997 and 1996                                135,391             129,971
 Preferred stock, $.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding
     in 1997 and 1996                                   -                   -
 Paid-in capital                                  33,196,605          30,290,455
 Retained earnings                                19,378,571          12,785,285
 Unrealized gain on investments, net of
     income tax                                      155,713              50,254
                                                 ------------       ------------
   Total shareholders' equity                     52,866,280          43,255,965
                                                 ------------       ------------

   Total liabilities and shareholders' equity $   57,165,048          48,370,490
                                               ===============    ==============







See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                      For the Three Month               For the Nine Month
                                                  Period Ended September 30,        Period Ended September 30,
                                                      1997              1996            1997             1996
                                                                     (restated)                       (restated)

Revenue                                        $    18,160,441        14,544,472       51,934,107     41,439,316
Direct costs                                        11,022,348         9,029,239       31,756,016     25,481,047
                                                 -------------    --------------    -------------  -------------
     Gross profit                                    7,138,093         5,515,233       20,178,091     15,958,269

Selling, general and administrative
     expenses                                        3,722,474         3,053,526       10,752,888      9,372,856
                                                 -------------    --------------    -------------  -------------
              Income from operations                 3,415,619         2,461,707        9,425,203      6,585,413

Other income (expense):
     Investment and other income                       470,626           328,919        1,264,193      1,110,581
     Interest expense                                     (665)          (26,537)         (11,110)       (92,369)
                                                 -------------    --------------    -------------  -------------
                                                       469,961           302,382        1,253,083      1,018,212
                                                 -------------    --------------    -------------  -------------

     Income before income taxes                      3,885,580         2,764,089       10,678,286      7,603,625

Provision for income taxes                           1,465,000         1,283,889        4,085,000      3,062,889
                                                 -------------    --------------    -------------  -------------
Net income                                     $     2,420,580         1,480,200        6,593,286      4,540,736
                                                 =============    ==============    =============  =============

Pro forma information (note 2):
     Net income as reported                    $     2,420,580         1,480,200        6,593,286      4,540,736
     Pro forma charge (credit) in lieu of
         income taxes                                   -               (246,876)          -            (114,207)
                                                 -------------    --------------    -------------  -------------
Pro forma net income                           $     2,420,580         1,727,076        6,593,286      4,654,943
                                                 =============    ==============    =============  =============
Pro forma net income per share                 $           .16               .11              .43            .31
                                                 =============    ==============    =============  =============

Weighted average number of common
     and common equivalent shares
     outstanding                                    15,232,018        15,052,838       15,181,042     14,997,262




See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              For The Nine Months
                                                                              Ended September 30,
                                                                           1997                1996
                                                                           ----                ----
                                                                                            (restated)
Cash flow from operating activities:
     Net income                                                    $     6,593,286           4,540,736
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                              1,049,860             616,492
              Net gain on disposition of property and equipment            (70,386)             (2,850)
              Deferred income (benefit) tax                                (86,224)            124,108
              Pooling adjustment to conform fiscal year-ends                -                   41,227
     Change in assets and liabilities:
         Increase in accounts and other receivables                     (2,740,734)         (3,729,081)
         (Increase) decrease in other current assets                      (113,392)             21,413
         Increase in other assets                                         (357,856)           (837,820)
         Increase in accounts payable and accrued expense                  574,680              31,069
         Decrease in unearned revenue                                     (116,421)           (354,621)
         Increase in income taxes payable                                1,609,578             119,210
                                                                     --------------      -------------

              Net cash provided by operating activities                  6,342,391             569,883
                                                                     -------------       -------------

Cash flow from investing activities:
     Purchases of property and equipment                                (7,230,541)         (4,197,666)
     Proceeds from the sale of property and equipment                      117,435               2,850
     Purchase of investments, net                                         (166,327)        (11,099,829)
     Increase in intangible assets                                      (1,450,000)         (2,526,780)
     Decrease (increase) in notes receivable                               447,061            (103,127)
                                                                     -------------       -------------

              Net cash used in investing activities                     (8,282,372)        (17,924,552)
                                                                     -------------       -------------

Cash flow from financing activities:
     Repayment of notes payable                                           (940,275)           (728,989)
     Proceeds from issuance of common stock                                411,797             212,846
                                                                     -------------       -------------

              Net cash used in financing activities                       (528,478)           (516,143)
                                                                     -------------       -------------

              Net decrease in cash and cash equivalents                 (2,468,459)        (17,870,812)

Cash and cash equivalents at beginning of period                        14,201,624          30,081,665
                                                                     -------------       -------------

Cash and cash equivalents at end of period                         $    11,733,165          12,210,853
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

                       COMPUTER MANAGEMENT SCIENCES, INC.

              Notes to Consolidated Financial Statements, continued




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

Results of Operations

       The information in the following table is presented as a percentage of revenue for the period indicated:

                                                          Percentage of Total Revenue
                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,

                                                 1997          1996          1997         1996
                                                 ----          ----          ----         ----

         Revenue                                 100.0%        100.0%       100.0%       100.0%
         Direct Costs                             60.7%         62.1%        61.1%        61.5%
         Gross Profit                             39.3%         37.9%        38.9%        38.5%
         Selling, general, and administrative
              expenses                            20.5%         21.0%        20.7%        22.6%
         Income from operations                   18.8%         16.9%        18.1%        15.9%
         Other income, net                         2.6%          2.1%         2.4%         2.5%
         Income before income taxes               21.4%         19.0%        20.6%        18.3%
         Provision for income taxes                8.1%          8.8%         7.9%         7.4%
         Net income                               13.3%         10.2%        12.7%        11.0%
         Pro forma net income                     13.3%         11.9%        12.7%        11.2%


                       COMPUTER MANAGEMENT SCIENCES, INC.

          Management's Discussion and Analysis of Financial Condition and
                       Results of Operations, continued


Revenue:

    Revenue for the third quarter ended September 30, 1997 was $18.2 million, a 25% increase over revenue of $14.5 million recorded in the third quarter of 1996. Revenue for the nine months ended September 30, 1997 increased $10.5 million to $51.9 million, reflecting a 25% improvement over the comparable 1996 period. Core consulting service revenue for the third quarter and year to date 1997 increased 29% and 30% to $17.8 million and $50.5 million, respectively, over the comparable 1996 periods. Core consulting service revenue for the third quarter and year to date 1997 comprised greater than 97% of total revenue. The increase in revenue during the current quarter was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from 503 in the third quarter of 1996 to 600 for the current period, a 19% increase. Also contributing to the increase in revenue was a slight change in the mix of services delivered by the Company, which positively impacted billing rates. During the later part of 1996 and continuing into 1997, the number of strategic IT solution consulting and outsourcing/fixed bid projects undertaken by the Company has steadily increased and positively impacted average hourly billing rates. The success of the Company's Systems Outsourcing Centers (SOCs) have contributed to this change in the mix of services. Year to date, revenue has grown at a rate consistent with the current quarter as result of increased consultant headcount and improved billing rates as discussed above.

Gross Profit:

    Gross profit in the third quarter of 1997 was $7.1 million, a $1.6 million improvement over the third quarter of 1996. For the current nine month period, gross profit increased 26% to $20.2 million compared to $16.0 million for the same period in 1996. Expressed as a percentage of revenue, gross profit was 39.3% for the 1997 third quarter versus 37.9% for the 1996 second quarter. This increase in the gross profit percentage is primarily due to increased fixed bid revenue, which generally results in the realization of stronger margins when compared to time and material engagements. Fixed bid revenue for the current quarter comprised 8.4% of total revenue as compared to 6.5% in the third quarter of 1996. The change in the mix of services delivered, as discussed above, resulted in an increase in average hourly billing rates during the current quarter of approximately 8% over the comparable 1996 quarter. Year to date, the gross profit percentage is just slightly above that of the comparable period for the prior year due to one less billing day year to date 1997. The increased dollar amount, in both the current quarter and year to date, is attributable to the increase in revenue.

S,G&A Expenses:

    Selling, general and administrative expenses totaled $3.7 million for the third quarter of 1997, an increase of $669 thousand over the third quarter of 1996. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 21.0% in the third quarter 1996 to 20.5% for the third quarter 1997. For the current nine month period, S,G&A expenses decreased as a percentage of revenue to 20.7% from 22.6% for the comparable 1996 period. The improved percentage, for both the current quarter and year to date, resulted from increased volume and cost containment of marketing and other fixed expenses. Management believes that this percentage will continue to improve as the Company enters the fourth quarter of 1997 and the January 1997 merger with Miaco is fully assimilated.

                       COMPUTER MANAGEMENT SCIENCES, INC.

        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, continued


Net Income and Pro Forma Net Income:

    Net income increased 40.2% to $2.4 million for the third quarter of 1997, compared to pro forma net income of $1.7 million for the third quarter of 1996. This translates into third quarter 1997 earnings per share of $0.16 versus $0.11 in 1996, a 39% increase. For the current nine month period, net income was $6.6 million, an increase of $1.9 million over pro forma net income for the comparable 1996 period. This improved performance for both the third quarter and nine month period was a result of increased revenue, improved billing rates and cost containment of S,G&A expenses. Also contributing to the increase was a slight improvement in non-operating revenue as a result of deploying the capital funds in higher yield investments and an increase in certain lease income. For the third quarter and nine month period of 1997, the effective tax rate was 37.7% and 38.3%, respectively, versus 37.5% and 38.8% for the comparable 1996 periods (given consideration to the pro forma adjustments). The pro forma tax adjustments are due to the business combination with SCS, an S Corporation acquired by the Company on April 30, 1996. The acquisition of SCS was accounted for as a pooling-of-interests. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. To reflect the earnings of SCS on an after tax basis, a pro forma charge in lieu of income taxes has been included for the periods preceding the termination of S Corporation status. On a comparable basis, pro forma net income expressed as a percentage of revenue was 13.3% and 12.7% for the quarter and nine month period ended September 30, 1997, respectively, versus 11.9% and 11.2% for the same periods in 1996.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                         Liquidity and Capital Resources



       During the nine months ended September 30, 1997, cash decreased $2.5 million and working capital increased $967 thousand. While a number of factors contributed to the decrease in cash, the main components were increases in investments, accounts receivable, intangible assets and property and equipment, as discussed below. The increase in working capital is primarily due to current period income tax benefits resulting from nonqualified stock option exercises as well as prepaid profit sharing/ESOP contributions.

       As of December 31, 1996, $12.8 million was invested in funds with original maturity of ninety days or less and were classified as cash equivalents, versus $6.6 million at September 30, 1997. In an effort to increase the return on investments, the Company acquired investments with maturities extending beyond ninety days during the current nine month period. By the end of the third quarter, $4.5 million was invested in current securities and $6.3 was invested in various corporate and governmental bonds with maturities exceeding one year.

       Accounts receivable increased $2.0 million during the first nine months of 1997. The number days of sales outstanding as of September 30, 1997 was approximately 57 days compared to approximately 55 days of sales outstanding at the end of 1996. Therefore, the increase in accounts receivable is primarily a reflection of increased sales volume experienced during the period.

       During the current nine month period, the Company spent approximately $7.2 million for capital expenditures. Of these capital expenditures, $5.6 million was spent for property, buildings and improvements to house the Greenville, Denver and Charlotte SOCs, and $1.5 million was spent for computer equipment, software and furniture for the Tallahassee, Greenville and Charlotte SOCs.

       The Company maintains a $4 million line of credit with a commercial bank. The line of credit is unsecured (but with a negative pledge on Company assets) and is contingent on meeting certain financial covenants measured on a quarterly basis. The Company is currently in compliance with such covenants and management expects that the Company will continue to meet such covenants in future periods. The credit facility has been inactive during 1997. The Company assumed certain debt obligations totaling $940 thousand in connection with its January 1997 merger with Miaco, which were paid off during the first quarter of 1997.

       The Company currently anticipates that its existing cash and operating cash flow are sufficient to meet both the Company's short and long-term working capital requirements and to fund its expansion through the establishment of additional branch offices, SOC locations, and possible acquisitions.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Part II - Other Information

Item 1 -  Legal Proceedings - None

Item 2 - Changes in Securities and Use of Proceeds:

     (a)  Changes in Securities - None

     (b)  Use of Proceeds -

         In accordance with the provision of Rule 463 (17 CFR 230.463), the following is a report of the use of proceeds from the Company's initial public offering on September 27, 1995:

         (1) The effective date of the Securities Act registration statement on Form S-1 was September 27, 1995, Commission file number 33-95544.
         (2)   The offering commenced on September 29, 1995.
         (3)   Not applicable.
         (4)  (i)  Not applicable.
              (ii)  The  managing   underwriters   for  the  offering  were  The
              Robinson-Humphrey  Company,  Inc. and Raymond  James & Associates,
              Inc.
              (iii) The class of stock registered by the Company was Common Stock, par value $0.01 per share.
              (iv) The Company registered and sold 2,185,000 shares of Common Stock at an aggregate offering price of $30,590,000.
              (v) The actual direct or indirect payments to others in connection with the issuance and distribution for the securities registered was as follows:
                  Underwriters discounts and commissions -          $2,141,300
                  Other expenses -                                     457,626
                                                                    ----------
                  Total expenses -                                  $2,598,926
                                                                    ==========
              (vi) The net offering proceeds to the Company after deducting the total expenses in (4)(v) above was $27,991,074.
              (vii) From the effective date of the registration statement through September 30, 1997, the Company used the net proceeds from the offering for (all of which were direct payments to others):

                  Construction of plant, building and facilities             $1,502,030
                  Purchase and installation of machinery and equipment        2,729,179
                  Purchases of real estate                                    8,406,650
                  Acquisition of other businesses                             4,739,192
                  Repayment of indebtedness                                   1,030,467
                  Short term investment securities                            9,583,556
                                                                            -----------
                                                                            $27,991,074
                                                                            ===========
              (viii) Not applicable.

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matter to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits -

           Exhibit 27 - Financial Data Schedule as of and for the nine months ended September 30, 1997, pursuant to Article 5 of Regulation S-X.

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


                                              COMPUTER MANAGEMENT SCIENCES, INC.
                                                                    (Registrant)




Date:  November 13, 1997              /s/ Anthony Colaluca
                                      --------------------
                                      Anthony Colaluca
                                      Vice President and Chief Financial Officer