Form 10-K
period 1997-12-31
COMPUTER MANAGEMENT SCIENCES INC
filed 1998-03-30
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
   (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________  to  _________

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

                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the registrant's common stock held by non-affiliates of the registrant as of February 28, 1998, was approximately $225,209,000.

The number of shares of the registrant's common stock issued and outstanding as of February 28, 1998 was 14,567,468.

Documents Incorporated by Reference: Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on June 19, 1998 are incorporated by reference into Part III of this Form.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997



                               Table of Contents


Item Number in
  Form 10-K                                                                 Page



                                     PART I

Item 1.  Business............................................................. 1

Item 2.  Properties...........................................................11

Item 3.  Legal Proceedings....................................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11



                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters..............................................................12

Item 6.  Selected Financial Data............................................. 14

Item 7.  Management's Discussion & Analysis of Financial Condition and
         Results of Operations............................................... 16

Item 8.  Financial Statements and Supplementary Data......................... 22

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure................................................ 22



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 23

Item 11.  Executive Compensation............................................. 23

Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 23

Item 13.  Certain Relationships and Related Transactions..................... 23



                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on
          Form 8-K........................................................... 24

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997




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

      The Company was founded in 1983 as a provider of technology support and contract programming. In late 1992 and early 1993, in response to industry trends, the Company decided to seek more profitable and higher value-added engagements, particularly client/server solutions engagements and strategic IT consulting. Today, CMSI's services typically are delivered by a "Solutions Team" consisting of technical professionals having an appropriate combination of support, solutions and strategic consulting expertise. The Company believes this Solutions Team approach differentiates CMSI from competitors offering conventional contract staffing services because this service delivery structure allows CMSI to cross-market a broader range of skills to existing clients. Solutions Teams are often organized within the Company's System Outsourcing Centers ("SOCs") and employ the "Software Factory Process" ("SFP"), which is a standardized process, developed by the Company, for the creation of documentation and the development of custom software. The SFP utilizes the Company's proprietary Evolution(R) methodology, which is a structured, step-by-step approach to application development that facilitates both the design of systems and the integration of these systems with a client's organizational objectives. Also, the Company has strategic alliances with a number of major technology companies, including DBStar, Inc., Logic Works, Inc., Lotus Development Corporation, MatriDigm Corporation, MicroFocus Corporation, Microsoft Corp., Oracle Corporation, Proforma, Inc. and Sybase, Inc., which provide access to technical and marketing information, specialized training and cooperative marketing efforts.

      The Company provides services through its corporate headquarters located in Jacksonville, Florida and its network of six SOCs and eight branch offices located in Jacksonville, Hartford, Atlanta, Greenville, Boston, Portland
(Oregon), Chicago, Cleveland, Tallahassee, Charlotte, Detroit, Denver, Washington, D.C. and Winston-Salem (North Carolina). At December 31, 1997, the Jacksonville SOC, which serves as the prototype for the other locations, was
staffed  by   approximately   184  professional   consultants.   The  number  of
professional consultants at the other branches ranged from 3 to 108, and averaged approximately 47. The Company believes that its network of SOCs and branch offices provides clients with the local contact and a broad range of skill sets necessary to establish and maintain long-term client relationships. Each branch office is managed by a branch or business unit manager who reports directly to a Company Vice President.

      In October 1995, the Company opened its first SOC in Jacksonville. The Company subsequently opened five additional SOCs; Atlanta in December 1996, Tallahassee in February 1997, Greenville in April 1997, Charlotte in August 1997 and Denver in December 1997. A SOC is a modern, highly secure facility equipped with a variety of advanced computer hardware, software, and networking technologies (Windows N/T) and systems. A SOC is designed to enable the Company to provide its full range of services in a state-of-the-art Company facility rather than on-site at the client's facility. The Company believes that the SOC architecture is a major differentiating asset among its competitors and will be an important factor in attracting outsourcing engagements and marketing its IT consulting services. The Company intends to open additional SOCs during 1998.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997


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

Mergers and Acquisitions

      CMSI is actively pursuing mergers or acquisitions of companies that offer synergistic technological capabilities not currently possessed by CMSI or similar companies in desirable geographic markets.

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

      On July 31, 1996, the Company acquired all of the assets of Pathways Consulting, Inc. ("Pathways"), an information technology firm, based in Atlanta, Georgia, specializing in providing systems integration consulting services to the public utility industry. The acquisition was accounted for as a purchase, with a total purchase price of $4.4 million in cash of which $2.3 million was paid at closing and the balance, $2.1 million, is payable in equal annual installments over an approximate three year period subject to the achievement of certain revenue goals. Subsequent to December 31, 1996, Pathways exceeded its first two revenue goals and as a result $700,000 of contingent consideration was paid in the first quarter of 1997 and an additional payment $700,000 will be made in the first quarter of 1998.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

      On January 17, 1997, the Company exchanged 584,080 shares of its common stock for all of the outstanding common stock of Miaco Corporation ("Miaco"), a computer consulting firm, based in Denver, Colorado, specializing in relational database and client/server technologies. Miaco also has an office in Washington, D.C. This business combination was accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Miaco for all periods presented. Miaco will continue to operate as a wholly-owned subsidiary of the Company. For 1996 and 1995, Miaco contributed $11.3 and $9.5 million towards CMSI's total revenue of $57.4 and $41.5 million, respectively.

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

      Focus on Margins. CMSI seeks to continuously improve its gross and operating margins. One initiative designed to enhance margins is to secure more high-value IT solutions and strategic IT consulting engagements, such as client/server projects, which constitute more than one-half of the Company's current engagements. Another initiative to increase profitability is to obtain more fixed-bid engagements which offer the opportunity to achieve higher margins if projects are managed effectively. The Company also considers its current rate of consultant utilization (99%) and its emphasis on evaluating and compensating employees on the basis of profitability important components of its strategy to improve its margins.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

      Exploit Middle Market Project Focus. The Company intends to continue to focus on becoming the dominant IT services firm dedicated to middle market projects ranging in size from $250 thousand to $10 million. While many competitors claim to target the middle market, most competitors define the middle market based on the size of the client's revenue. The Company believes that the most relevant competitive delineation occurs on the project size dimension and not the client size. The Company believes that its ability to deploy it resources in a flexible manner (time & materials or fixed bid, client site or Company SOC) combined with the cost advantages provided via its SOC model allow the Company to provide high quality work at significantly lower rates than many of its competitors. All of the Company's strategic initiatives are directed toward becoming the dominant IT firm serving middle market projects.

      Expand Client Base through Incremental Growth, New Branches and Strategic Alliances. The Company intends to continue a three-pronged growth strategy to expand its client base. The Company believes that it can sustain the internal growth currently underway in its existing branches by establishing and maintaining long-term client relationships through the continuous delivery of differentiated value-added services that address a client's IT needs. The Company also intends to continue to expand horizontally by opening additional branches in new geographic locations. The Company believes that it has established a successful operating model for establishing new branches that can be replicated in other markets. Finally, the Company intends to continue to expand vertically by acquiring firms that offer synergistic technological capabilities not currently possessed by CMSI as well as marketing vertical industry/technology expertise to prospective clients.

      Continue Technology Leadership. The Company is determined to continuously provide state-of-the-art IT solutions to its clients. For instance, the Company has assisted many of its clients in smoothly making the transition from legacy-based systems to client/server systems. In addition, the Company has established strategic alliances with organizations such as DBStar, Inc., Logic Works, Inc., Lotus Development Corporation, MatriDigm Corporation, MicroFocus Corporation, Microsoft Corp., Oracle Corporation, Proforma, Inc. and Sybase, Inc. that enable CMSI to implement the latest in advanced hardware and software technology. The Company believes its strategic alliances with vendors will be enhanced by the SOCs, which are available to display additional vendor hardware, utilize tools and profile new applications.

      Attract, Develop, Motivate and Retain Quality People. One of the key elements to the Company's continued success is its ability to hire highly skilled consultants. Accordingly, CMSI devotes significant resources to recruiting, maintaining at least one full-time recruiter in each branch and full-time recruiting staff at corporate headquarters. To help attract and retain consultants, the Company has established several employee benefit plans. The Company's Employee Stock Ownership Plan (ESOP), established in 1989, has enabled the Company's employees to acquire approximately 1,494,000 shares of Common Stock of the Company as of December 31, 1997. The Company also motivates employees by compensating them on the basis of their performance rather than their position or tenure. For instance, each employee is eligible for a cash bonus or incentive stock options based on his or her contribution to the Company's profitability. Development of Company employees is fostered by in-house peer-to-peer training and mentoring programs that are conducted after hours in the SOCs. In addition, the Company facilitates development of its employees' technical skills by providing a low-interest loan program which allows employees to finance hardware and software purchases for personal use and provides free internet computer based training to employees. In response to the industry shortage of qualified technology consultants, the Company established a Resource Development Program ("RDP"), which is an intensive, ten week training program that targets liberal arts candidates who possess the appropriate analytical ability and aptitude to become computer programmers. The Company utilizes its SOCs for the RDP and develops consultants in the languages/skills that is currently in demand in the particular location that hosts the class. Via the RDP, the Company developed twelve new consultants in 1997 and anticipates on graduating approximately one hundred students during 1998.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

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

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

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

      Using its Evolution(R) methodology, the Company delivers its strategic IT consulting services through a series of phases, each of which begins with a "facilitated workshop" (a Company term referring to a group discussion designed to develop ideas), and results in a "deliverable" (a Company term referring to either a document or prototype that details the results of the last phase and guides the direction of the next phase). The facilitated workshops are led by a Company team consisting of a session leader, who focuses and directs the session, and a scribe, who prepares the current phase's deliverable. Clients participate in the facilitated workshops through a team of client representatives, ranging from executive officers to entry-level end-users. At each phase of the process, the session leader ensures that group consensus and buy-in is reached regarding the harmony between the proposed system design and the organizational objectives by requiring the group to endorse the phase's deliverable before proceeding to the next phase. This process ensures an information system design that achieves organizational objectives. Strategic IT consulting services are billed on both a time and materials and fixed-bid basis. The various stages of the typical strategic IT consulting project, using the Evolution(R) methodology, are described below:

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

                      COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

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

      Systems Outsourcing Centers. CMSI opened its first Systems Outsourcing Center in Jacksonville during October of 1995 and five additional SOCs were brought on-line during December 1996, February, April, August and December 1997 in Atlanta, Tallahassee, Greenville, Charlotte and Denver, respectively. The SOCs are modern, highly secured facilities equipped with a variety of advanced computer hardware, software, and networking technologies and systems, and are designed to enable CMSI to provide its full range of services in a Company facility rather than on-site at the client's facility. Because of computing asset and facilities constraints at client's locations, it is increasingly difficult for the Company to complete large scale application or systems development using client hardware while the client's old applications and systems continue to operate. The SOCs address this problem by enabling CMSI to simulate many hardware environments and thereby to complete projects at the SOCs before they are implemented at the client's facility. An added advantage of the SOCs is that they allow the Company to assume project management responsibility, which can improve the Company's margins if managed effectively and increases the Company's ability to confidently seek fixed-bid engagements. Accordingly, the Company is actively pursuing outsourcing engagements and believes that the SOCs will provide a significant competitive advantage in securing them.

                     COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

      The SOCs also serve an important marketing function for the Company because they are visually and technically designed to make an effective first impression on clients evaluating the Company for a potential engagement. The client conference and demonstration center is used to introduce CMSI credentials and, more importantly, exhibit similar solutions previously developed in a multi-media, high impact presentation. After the demonstration, potential clients tour the facility, including the multi-seat fully equipped training and education center, the open, work-flow-oriented office and projects area, and conference rooms. This escorted tour is designed to highlight that CMSI has (i) the resources to handle a broad range of projects; (ii) technically similar solutions already developed; (iii) the infrastructure required for a rapid response to customer needs; and (iv) the management and technical support required to effectively implement a potential project. The SOCs also serve as the backbone of CMSI-NET, a nationwide communications network connecting multiple Company locations and on-line clients. The Company anticipates opening additional SOCs during 1998.

      Software Factory Process. The Software Factory Process ("SFP") is a standardized process, developed by the Company, for the creation of documentation and development of custom software utilizing the Company's proprietary Evolution(R) methodology within the SOC infrastructure. The SFP is written to be compliant with International Standards Organization (ISO) 9001 requirements. A standardized product description produced using guidelines from Evolution(R) is the critical starting point to enable a smooth flow through the software factory (i.e. SOC). This standardized product description provides a complete computer-interpretable definition of the product's functional capabilities. This standard, called the System Job Order (SJO), provides the complete definition of the product in standard format that is easily read and comprehended by the factory personnel. The first stop in the manufacturing process for the SJO is Production Control. The SJO provides a definition that categorizes the overall product functionality into functional blocks and potentially some early identification of components. The functional component descriptions are used by production control to check the component repository to determine what functional components, if any, match the SJO and can be pulled from the component inventory warehouse. The component inventories of other SOCs are also on-line accessible to determine if the required components reside in another SOC. After component requirements review, Production Control develops the assembly instructions and/or component development specifications and routes them to Production Planning to start the resource allocation process. To comply with ISO 9001 requirements the SFP is used in the creation of the documentation for all procedures followed in implementing each SJO. The SJO and its updates, including actions by all factory personnel relative to the SJO, are tracked in CMSI's electronic document management system. Additionally, periodic internal audits are performed to maintain and ensure compliance with the SFP and ISO 9001.

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

                    COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

Markets and Clients

      CMSI provides services to a diverse group of clients, primarily Fortune 1000 companies, other large organizations and state and local governments located throughout the United States. Because of the diverse range of industries in which the Company's clients operate, the Company believes that it is not dependent upon any single industry or market. CMSI intends to continue to differentiate by focusing on middle market projects ($250 thousand to $10 million) because competitive boundaries exist mainly on the project size rather than on client size. CMSI's business model is designed to execute middle market projects for clients of any size. Moreover, because many of the engagements undertaken by the Company are long-term (in excess of one year), they tend to occur irregularly and the revenue derived from any particular client engagement can vary from year to year. The broad range of Company services is demonstrated by the diversity of the Company's client base, which includes, among many others, the following customers in selected industries currently engaging the Company's services:

Financial Services                 Insurance                   Industrial                   Transportation

American Express Company           Aetna Life and Casualty     Flour Daniel, Inc.           CSX Corporation
AT&T Universal Card Services       Blue Cross Blue Shield of   General Electric Company     Landstar Corporate
Merrill Lynch & Co., Inc.             Florida, Inc.            GE Electrical Distribution      Services, Inc.
Wachovia Operational Services      Health Alliance Plan           & Control                 The Graebel
   Corporation                     The Hartford Financial      Westinghouse Group W            Companies, Inc.
                                      Services Group, Inc.        Information Services

State & Local Government           Utilities                   Communications               Other Industries

Florida Department of              Atlanta Gas & Light         Bell Atlantic Corporation    Lockheed Aeronautical
   Transportation                     Company                  BellSouth Corporation          Systems Company
Florida Department of              Central Illinois Light      Sprint Corporation           Unisys Corporation
   Corrections                        Company                  US WEST, Inc.                MATRIXX Marketing,
North Carolina Department of       The Detroit Edison                                          Inc. (formerly AT&T
   Corrections                        Company                                                  American Transtech)

         Based on 1997 revenue, the top five Company clients (in terms of revenue to the Company) accounted for approximately 27% of revenue, with no one client accounting for more than 10% of revenue. As is typical in the industry, most of the Company's contracts governing client engagements are terminable at will upon two weeks written notice. The Company does not believe that backlog or any contract or engagement with a single client is material to its business.

Marketing and Sales

         The Company markets its services directly through its professional staff of consultants operating out of its Jacksonville headquarters and its fourteen branches. The Company believes that the key to success in its industry is the creation of long-term client relationships that are sustained by the delivery of IT consulting services in an efficient and cost-effective manner.

         Relationship-Based Marketing. The Company believes there are two primary factors which help establish long-term, mutually beneficial client relationships: (i) motivated personnel, particularly branch managers, who have established contacts in a market and can offer local support; and (ii) an organization structure that is sufficiently flexible to enable the resources of multiple divisions and branches to be combined to provide solutions. The Company believes it is able to provide the required local contact and support through its branches, while its Solutions Team approach provides the required flexibility and resources. Once the Company establishes an initial relationship, it concentrates on familiarizing itself with all aspects of the client's business in order to identify and capitalize on additional opportunities providing the client with IT services and solutions. The Company believes its Solutions Team approach also enhances this cross-selling process. The success of this strategy is underscored by the fact that 13 of the Company's top 15 clients, measured in terms of 1997 revenue to the Company, have had an ongoing relationship with CMSI for over three years.

                    COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

         Strategic Alliances and Promotion. The Company currently maintains strategic alliances (a term used by the Company to describe the relationships discussed below) with eight technology companies, DBStar, Inc., Logic Works, Inc., Lotus Development Corporation, MatriDigm Corporation, MicroFocus Corporation, Microsoft Corp., Oracle Corporation, Proforma, Inc. and Sybase, Inc. These alliances provide the Company with technical and marketing information, including access to pre-release software and services and cooperative marketing programs and, in some cases, allow the Company to provide technical education and training based on the new technologies. The Company believes such alliances help build the Company's credentials with clients and enhance the Company's visibility and stature in the IT community. Although each of the strategic alliances that the Company has entered into is formalized by a written agreement detailing the kind of information that will be made available and the level of responsiveness owed to CMSI, such agreements are terminable at will by either party. The initial fee paid by the Company to establish an alliance ranges from $5,000 to $15,000, and annual renewals range from $800 to $3,000. During the past three years, the greatest number of such strategic alliances was seven and the greatest aggregate amount of fees (both initial fees and renewal fees) paid in connection with such alliances in any one year was less than $50,000. The Company does not consider any one of these strategic alliances material to its business.

Competition

         The commercial IT services market is highly competitive and served by numerous firms, many of which serve only their respective local markets. The market includes participants in a variety of market segments, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of companies such as Unisys Corporation and Digital Equipment Corporation, facilities management and MIS outsourcing companies, certain "Big Six"
accounting firms, and general management consulting firms. The Company's competitors include a range of companies such as Andersen Consulting, Technology Solutions Corporation, Cambridge Technology Partners, Inc., Computer Horizons Corp., IBM Global Services, Cap Gemini America, Business Systems Group, the consulting division of Computer Sciences Corporation, Computer Task Group, Inc., Analysts International Corp. and Keane, Inc., among others.

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

Human Resources

         As of December 31, 1997, the Company employed approximately 736 people, of whom approximately 652 were consultants. The Company's continued success is highly dependent upon its ability to attract and retain highly skilled IT consultants. Competition for the services of these individuals is intense, particularly with respect to the limited number of qualified project managers and professionals with certain "niche" skills. Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skill sets are required to keep pace with evolving computer technology. Accordingly, the Company devotes significant resources to recruiting by maintaining a full time recruiter in each branch and a full time recruiting staff at corporate headquarters. To assure that all candidates meet the expectations of both CMSI and its clients, CMSI is committed to a Quality Assurance Program that involves, but is not limited to, identification and qualification of potential candidates, detailed interviews conducted by CMSI's recruiting personnel, managerial reference checks, technical interviews conducted by CMSI's professional consultant staff, and an appraisal by CMSI management.

                    COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

         Because the Company is committed to retaining its professional staff, it instituted a Nonqualified Stock Option Plan in 1985, an Employee Stock Ownership Plan and Trust ("ESOP") in 1989, a Profit Sharing 401(k) Plan in 1989, and an Incentive Stock Option Plan in 1992. In 1995, the Company terminated the Nonqualified Stock Option Plan and the Incentive Stock Option Plan and adopted a new Stock Incentive Plan and Non-Employee Director Stock Option Plan. As of December 31, 1997, the ESOP owned approximately 1,494,000 shares of the Company's Common Stock. Contributions to the ESOP and Profit Sharing-401(k) Plan are at the discretion of the Company's Board of Directors. In 1997, the Company contributed $1,250,000 to the ESOP. The Company believes that this commitment to its employees is a competitive advantage because it facilitates the Company's ability to recruit and hire qualified consultants and engenders employee loyalty.

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

Item 2.  Properties

         The Company's headquarters are located in an approximately 11,000 square foot, Company-owned office building in Jacksonville, Florida. This facility is currently fully utilized and serves as headquarters for senior management. Also located in Jacksonville is an approximately 7,500 square foot, company-owned SOC. During 1996, the Company purchased an approximately 8,300 square foot building in Tallahassee and an approximately 22,800 square foot building in Atlanta, to house SOCs in those cities. The Atlanta property also has an approximately 27,200 square foot vacant industrial building which is being held for future expansion, lease or sale. In 1997, the Company purchased three additional buildings for SOCs as follows; Greenville, South Carolina (approximately 14,800 square feet), Charlotte (approximately 21,600 square feet), and Denver (approximately 24,250 square feet). Also during 1997, the Company purchased an approximate 10,000 square foot building for purposes of housing a second SOC in Jacksonville and is currently in the process renovating and expanding it to 34,700 square feet. The remainder of the Company's branch offices are operated from leased space with lease terms ranging from monthly to three years. See note 11 of notes to consolidated financial statements for information as to the Company's annual lease obligations. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

Item 3. Legal Proceedings

         The Company currently is not a party to any legal proceedings that it believes could have a material adverse effect upon its operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                   COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

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


                                                         High          Low
         Fiscal Year 1997:

         First Quarter                                   $25.000      $14.000
         Second Quarter                                  $21.250      $12.750
         Third Quarter                                   $23.250      $17.250
         Fourth Quarter                                  $23.500      $14.875

         Fiscal Year 1996:

         First Quarter                                   $ 8.778      $ 6.667
         Second Quarter                                  $16.111      $ 7.556
         Third Quarter                                   $15.833      $11.833
         Fourth Quarter                                  $25.000      $15.333

         The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. As of February 28, 1998, there were approximately 131 stockholders of record.

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

   1/27/95    Susan E. Quan                     $   8,365           $     650
    3/6/95    Employee Stock Ownership Plan       156,055             318,000
    5/1/96    Paul G. Kahn                          1,350               8,400
   8/21/96    Ann E. Kofsuske                       3,346               5,154
  10/29/96    Paul S. Whitman                       6,693               4,551
    1/7/97    Paul G. Kahn                          1,350               8,400

                   COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

         In addition to the above sales of unregistered securities, the Company also issued unregistered common shares in connection with the following mergers:

         Acquisition of MIS Software Development, Inc. On December 28, 1995, the Company exchanged approximately 343,991 shares (the "MSD Shares") of its common stock (adjusted for subsequent stock splits) for all of the outstanding shares of common stock of MIS Software Development, Inc., a Florida corporation ("MSD"), in a reverse triangular subsidiary merger (the "MSD Merger"). The MSD shares were issued pro rata to each of the five shareholders of MSD based on their respective equity interest in MSD. The Company believes that the issuance of the MSD Shares pursuant to the MSD Merger was exempt from registration under the Act, by virtue of Sections 3(b) and 4(2) of the Act, and Regulation D promulgated by the Securities Exchange Commission (the "Commission") thereunder, and was exempt from registration under the applicable laws of the State of Florida.

         Acquisition of Summit Computer Services, Inc. On April 30, 1996, the Company exchanged approximately 945,907 shares (the "SCS Shares") of its common stock (adjusted for subsequent stock splits) for all of the outstanding shares of common stock of Summit Computer Services, Inc., a North Carolina corporation ("SCS"), in a reverse triangular subsidiary merger (the "SCS Merger"). The SCS shares were issued pro rata to each of the three shareholders of SCS based on their respective equity interest in SCS. The Company believes that the issuance of the SCS Shares pursuant to the SCS Merger was exempt from registration under the Act by virtue of Sections 3(b) and 4(2) of the Act, and Regulation D promulgated by the Commission thereunder, and was exempt from registration under the applicable laws of the State of North Carolina.

         Acquisition of Miaco Corporaton. On January 17, 1997, the Company exchanged approximately 584,080 shares (the "Miaco Shares") of its common stock for all of the outstanding shares of common stock of Miaco Corporation, a Colorado corporation ("Miaco"), in a reverse triangular subsidiary merger (the "Miaco Merger"). The Miaco shares were issued pro rata to each of the five shareholders of Miaco based on their respective equity interest in Miaco. The Company believes that the issuance of the Miaco Shares pursuant to the Miaco Merger was exempt from registration under the Act by virtue of Sections 3(b) and 4(2) of the Act, and Regulation D promulgated by the Commission thereunder, and was exempt from registration under the applicable laws of the State of Colorado.

Changes in Securities and Use of Proceeds

     (a) Changes in Securities - None

     (b) Use of Proceeds - In accordance with the provision of Rule 463 (17 CFR 230.463), the following is a report of the use of proceeds from the Company's initial public offering on September 29, 1995:

         (1) The effective date of the Securities Act registration statement on Form S-1 was September 27, 1995, Commission file number 33-95544.

         (2) The offering commenced on September 29, 1995.

         (3) Not applicable.

         (4) (i) Not applicable.

              (ii) The managing underwriters for the offering were The Robinson-Humphrey Company,Inc.and Raymond James & Associates, Inc.

              (iii) The class of stock registered by the Company was Common Stock, par value $0.01 per share.

                   COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

              (iv) The Company registered and sold 2,185,000 shares of Common Stock at an aggregate offering price of $30,590,000.

              (v) The actual direct or indirect payments to others in connection with the issuance and distribution for the securities registered were as follows:

                  Underwriters discounts and commissions -          $2,141,300
                  Other expenses -                                     457,626
                                                                   -----------
                  Total expenses -                                  $2,598,926
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

              (vii) From the effective date of the registration statement through September 30, 1997, the Company used the net proceeds from the offering for (all of which were direct payments to others):

                  Construction of plant, building and facilities             $2,132,650
                  Purchase and installation of machinery and equipment        3,677,021
                  Purchases of real estate                                    8,406,650
                  Acquisition of other businesses                             4,739,192
                  Repayment of indebtedness                                   1,030,467
                  Short term investment securities                            8,005,094
                                                                           ------------
                                                                            $27,991,074

              (viii) Not applicable.


Item 6.  Selected Financial Data

         The selected financial data presented below as of and for the fiscal years ended December 31, 1997, 1996, 1995, 1994, and 1993, have been derived from the Company's consolidated financial statements. All historical data previously reported has been restated to reflect the combination of the Company and Miaco on January 17, 1997, which has been accounted for as a pooling-of-interests (see note 2 of the notes to consolidated financial statements). This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's consolidated financial statements, including the related notes thereto, and other financial information appearing elsewhere in this report.

                  COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

                                                        Fiscal Year Ended December 31,
                                     -----------------------------------------------------------------------
                                            1997          1996          1995          1994          1993
                                                     (In thousands, except per share data)
Consolidated Statement of Operations
Data:
  Revenue............................  $    71,163   $    57,432   $    41,536   $    31,789   $    22,222
  Direct costs.......................       43,343        35,273        25,686        19,024        13,602
                                          --------      --------      --------      --------      --------
     Gross profit....................       27,820        22,159        15,850        12,765         8,620
  Selling, general and
     administrative expenses.........       14,537        13,463        11,642         9,713         7,167
                                          --------      --------      --------      --------      --------
     Income from  operations.........       13,283         8,696         4,208         3,052         1,453
  Other income, net..................        1,656         1,414           432           (33)           16
                                          --------      --------      --------      ---------     --------
  Income before income
    taxes............................       14,939        10,110         4,640         3,019         1,469
  Provision for income taxes.........        5,670         4,184         1,816         1,113           451
                                          --------      --------      --------      --------      --------
  Net income ........................  $     9,269   $     5,926   $     2,824   $     1,906   $     1,018
                                          ========      ========      ========      ========      ========
  Unaudited pro forma information:
  Net income as reported.............  $     9,269   $     5,926   $     2,824   $     1,906   $     1,018
  (Benefit) charge in lieu of income
    taxes, net (1)...................        -              (114)           76           (23)          101
                                          --------      ---------     --------      ---------     --------
  Pro forma net income...............  $     9,269   $     6,040   $     2,748   $     1,929   $       917
                                          ========      ========      ========      ========      ========
  Pro forma net income
    per share - basic................  $      0.69    $     0.47    $     0.30    $     0.25    $     0.12
                                          ========      ========       =======       =======       =======
  Weighted average number of
    common shares
    outstanding - basic..............       13,494        12,982         9,286         7,857         7,651
                                          ========      ========      ========      ========      ========
  Pro forma net income
    per share - diluted..............  $      0.61    $     0.40    $     0.25    $     0.20    $     0.10
                                           =======       =======       =======       =======       =======
  Weighted average number of
    common and common equivalent
    shares outstanding - diluted.....       15,165        15,051        11,148         9,729         9,573
                                          ========      ========      ========      ========      ========

  Cash dividends per share...........  $     -       $     -       $     -       $     -       $      -
                                          ========      ========      ========      ========      ========

     (1) Reflects federal and state income taxes (assuming an effective tax rate of 39.1%) as if SCS had been a C Corporation for all periods presented, but excludes the impact of the non-recurring charge relating to the change in tax status of SCS from an S Corporation to a C Corporation, which resulted in an increase in income tax expense of $247,000 in 1996 pursuant to the provisions of SFAS No. 109. Pro forma income tax expense (benefit) for SCS was $133,000, $76,000, ($23,000), and
         $101,000 in 1996, 1995, 1994, and 1993, respectively. See note 2 to the consolidated financial statements.

                  COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

                                                        As of December 31,
                                ------------------------------------------------------------------
                                       1997         1996         1995         1994         1993
                                       ----         ----         ----         ----         ----
                                                          (In thousands)
Consolidated Balance Sheet Data:
  Working capital                  $   32,018   $   26,027   $   32,477   $    2,973   $    2,043
  Total assets                         66,123       48,370       42,498        9,927        7,157
  Long-term liabilities, less
     current portion                      285          501          315          366          485
  Total shareholders' equity       $   60,963   $   43,256   $   37,119   $    6,221   $    3,989



Unaudited Selected Quarterly Operating Results

     The following table sets forth certain unaudited quarterly operating information for the last eight quarters beginning with the quarter ended March 31, 1996, and ending with the quarter ended December 31, 1997. This data has been prepared on the same basis as the audited financial statements contained elsewhere herein and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented, when read in conjunction with the Company's financial statements and notes thereto contained elsewhere herein. The operating results for any previous quarter are not necessarily indicative of results of any future period. The Company believes that its business is generally not seasonal, except for the fourth calendar quarter, in which the number of holidays and employee vacation days adversely impacts the Company's revenue and profitability in comparison to preceding quarters.

     The four quarters ended December 31, 1996 differ from those amounts previously reported due to the restatement to reflect the combination of the Company and Miaco on January 17, 1997, which was accounted for as a pooling-of-interests.

                                                                   Quarter Ended
                                 ----------------------------------------------------------------------------------
                                                   1997                                     1996
                                 ----------------------------------------- ----------------------------------------
                                  Dec. 31   Sept. 30  June 30   Mar. 31     Dec. 31   Sept. 30  June 30   Mar. 31
                                  -------   --------  -------   -------     -------   --------  -------   -------
                                                       (In thousands, except per share data)
Revenue                          $  19,229 $  18,160 $  17,545 $  16,229   $  15,993 $  14,544 $  13,822 $  13,073
Income before income taxes           4,261     3,886     3,683     3,109       2,506     2,764     2,553     2,286
Pro forma net income
      per share - diluted        $    0.18  $   0.16  $   0.15  $   0.13    $   0.09  $   0.11  $   0.10  $   0.09


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

                 COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

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

Significant Trends and Developments

     Recent Growth. The Company has experienced significant growth in revenue and geographic expansion in the past nine years. The Company established its first branch in Hartford in 1987, after which it opened or acquired twelve additional branch offices: Atlanta (1990); Greenville, South Carolina (1991); Boston (1993); Portland, Oregon, Chicago and Cleveland (1994); Tallahassee
(1995); Charlotte and Detroit (1996); Winston-Salem, North Carolina, Denver and Washington, D.C. (1997). A significant portion of the Company's revenue growth since 1994 is attributable to the incremental revenue growth of existing branches. For instance, the growth in revenue from 1994 to 1997 for the branches listed above that began operating prior to January 1, 1994, was greater than 100%. During the next 24 months, the Company expects to establish an average of three or four branches per year by new start-up or acquisitions.

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

     Increase in Fixed-Bid Projects. Relying on its Software Factory Process and Evolution(R) methodology, which enable the Company to better project and manage its costs in fixed-bid projects, the Company recently has pursued a strategy of seeking to improve its gross margins by undertaking more fixed-bid engagements. During 1995, approximately 4% of the Company's revenue was attributable to fixed-bid projects. Revenue attributable to fixed-bid projects was approximately 9% and 7% in 1997 and 1996, respectively. With recent awards of some significant fixed-bids, it is anticipated that fixed-bids will represent approximately 15-20% of revenue in 1998. The Company's SOC infrastructure has proven to be a viable model that provides for greater management control of projects, improved efficiency resulting from access to the latest "state of the art" technologies and improved profitability resulting from the process and methodology. Although fixed-bid projects historically have increased the Company's gross margins, the Company bears the risk of cost over-runs and inflation in connection with such projects, and there can be no assurance that such risks in the future might not negatively impact the Company's gross margins.

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

                 COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

     ESOP/Profit Sharing Expense. The Company has actively used its profit sharing plan and its Employee Stock Ownership Plan ("ESOP") to attract, develop, motivate and retain employees and has made significant contributions to these plans in recent periods. These contributions are a significant component of selling, general and administrative expenses. The total contributions to these plans in 1997, 1996 and 1995 were approximately $1,250,000, $1,000,000, and
$770,000, respectively. Although contributions are made at the discretion of the Board of Directors, the Company expects that contributions will continue based on the Company's profitability.

      Significant Business Combination During 1997. On January 17, 1997, the Company exchanged 584,080 shares of its common stock for all of the outstanding common stock of Miaco Corporation ("Miaco"), a computer consulting firm, based in Denver, Colorado, specializing in relational database and client/server technologies. Miaco also has an office in Washington, D.C. This business combination was accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Miaco for all periods presented. Miaco will continue to operate as a wholly-owned subsidiary of the Company. For 1996 and 1995, Miaco contributed $11.3 and $9.5 million towards CMSI's total revenue of $57.4 and $41.5 million, respectively.

 Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of operations data and the percentage of the Company's total revenue represented by each line item presented, together with the percentage increase or (decrease) in each line item between comparative periods:


                                           Percentage of Total Revenue                  Percentage
                                     -----------------------------------------
                                               Year Ended December 31,             Increase (Decrease)
                                     -----------------------------------------  ---------------------------
                                           1997         1996          1995        1997/1996    1996/1995
                                           ----         ----          ----        ---------    ---------

Revenue..............................      100.0%       100.0%       100.0%            23.9%        38.3%
Direct costs.........................       60.9         61.4         61.8             22.9         37.3
Gross profit.........................       39.1         38.6         38.2             25.5         39.8
Selling, general and administrative
  expenses...........................       20.4         23.5         28.0              8.0         15.6
Income from operations...............       18.7         15.1         10.2             52.7        106.6
Other income.........................        2.3          2.5          1.0             17.1        227.6
Income before income taxes...........       21.0         17.6         11.2             47.8        117.9
Net income...........................       13.0         10.3          6.8             56.4        109.8
Pro forma net income.................       13.0         10.5          6.6             53.5        119.8
Pro forma net income
  per share - diluted................        -            -            -               52.3         62.8

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

1997 Compared To 1996

     Revenue. Revenue for 1997 was $71,163,000, a 23.9% increase over revenue of $57,432,000 recorded in 1996. Consulting service revenue, which represents 98% of total revenue for the year, increased 28.6% to $69,502,000 in 1997, versus $54,045,000 in 1996. The increase in revenue was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from approximately 489 in 1996 to approximately 595 in 1997, a 21.7% increase. Also contributing to the increase in revenue was an increase in the number and value of IT solution fixed bid projects undertaken by the Company, which positively impacted average billing rates and enhanced the Company's ability to leverage its SOC model. During 1997, the Company signed its largest fixed bid contract, which generated nearly $4,000,000 during the year. As a percentage of revenue, fixed bid projects increased to 9% of total revenue as compared to 7% in 1996. The ability to win and manage significant fixed bid projects is primarily due to the success of the Atlanta and Charlotte SOCs, which came online during the year. Partially offsetting these increases in revenue was a decline in education fees and software sales of 51.9% during the year, which were historically generated by Miaco and SCS and are not a significant source of revenue for the Company. Management made a conscious decision to exit public training at the beginning of 1997 due to historical losses that were incurred by the education division. Also, with respect to software sales, the Company redirected its resources to consulting services in the Charlotte SOC.

     Gross Profit. The 1997 gross profit of $27,820,000 was a $5,661,000, or 25.5%, improvement over 1996. Expressed as a percentage of revenue, gross profit was 39.1% in 1997 versus 38.6% in 1996. This improvement is attributable to the increase in IT solution fixed bid projects, which generally results in the realization of stronger margins when compared to technology support time and materials engagements. As mentioned above, the success and leverage of the SOCs has contributed to an increase in outsourced and fixed bid projects, which improved the gross profit percentage. This has also resulted in an increase in average hourly billing rates during the year of approximately 9% over 1996.

     Selling, General and Administrative Expenses ("S,G&A"). Selling, general and administrative expenses totaled $14,537,000 in 1997, an increase of $1,074,000, or 8.0%, over 1996. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 23.5% in 1996 to 20.4% for 1997. The improved percentage for 1997 resulted from increased volume and cost containment of marketing and other fixed expenses. The cost containment during 1997 was primarily achieved with the assimilation of the January 1997 Miaco merger. Historically, Miaco's S,G&A expenses as a percentage of revenue were higher than the Company's and the Company's ability to assimilate this merger into its infrastructure as well as adopt its culture has resulted in a reduction of S,G&A as a percentage of revenue. Partially offsetting the percentage decline was a $300,000 expense for the Resource Development Program, an internal technical training program, which was a new initiative in 1997. The single largest discretionary expense included in S,G&A was the ESOP/Profit Sharing Plan contribution, which was 1.8% and 1.7% of revenue in 1997 and 1996, respectively.

     Income Before Income Taxes. Income before income taxes increased $4,829,000 to $14,939,000 in 1997, an increase of 47.8%. As a percentage of revenue, income before income taxes was 21.0% in 1997 compared to 17.6% for the prior period. This result was driven by increased revenue, improved gross profit and a reduction of S,G&A as a percentage of revenue, as discussed above. Also, other income, net increased to $1,656,000 in 1997, from $1,414,000 in 1996, a 17.1%
increase. Other income, net primarily consists of investment and lease income and the increase was the result of improved investment yields in 1997 as well as lease income received from the Denver building prior to converting it to a SOC.

     Net Income and Pro Forma Net Income. For 1997, net income was $9,269,000, an increase of $3,229,000 or 53.5% over 1996 pro forma net income. This improvement was a result of increased revenue, stronger gross margins, cost containment of S,G&A expenses, the increase in other income, net, as discussed above, and an improvement in the effective income tax rate. For 1997, the effective tax rate was 38.0% versus 40.3% for the comparable 1996 amount (adjusted for pro forma credit). The decrease in the effective tax rate is due to a state and local tax minimization strategy that was implemented in the fourth quarter of 1997 and a favorable provision to return variance from 1996, which was recorded in the third quarter of 1997. On a comparable basis, pro forma net income expressed as a percentage of revenue was 13.0% in 1997 versus 10.5% for 1996. Pro forma net income per diluted share increased 52.3% over the prior period.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

1996 Compared To 1995

     Revenue. Revenue for 1996 was $57,432,000, a 38.3% increase over revenue of $41,536,000 recorded in 1995. The increase in revenue was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from approximately 360 in 1995 to approximately 489 in 1996, a 35.8% increase. Also contributing to the increase in revenue was a slight change in the mix of services delivered by the Company. During 1995, the Company's engagements consisted primarily of technology support and IT solution services billed on a time and material basis. Over the course of 1996, however, the number of strategic IT consulting and outsourcing/fixed bid projects undertaken by the Company steadily increased and positively impacted average billing rates. The change in mix of services is primarily due to the success of the SOC in Jacksonville, which came online in October 1995 and fixed bid projects in the Greenville branch.

     Gross Profit. The 1996 gross profit of $22,159,000 was a $6,309,000, or 39.8%, improvement over 1995. Expressed as a percentage of revenue, gross profit was 38.6% in 1996 versus 38.2% in 1995. This improvement is attributable to the delivery of more strategic IT consulting services, a larger percentage of fixed bid business, and increased software revenue. As mentioned above, the success of the SOCs has contributed to an increase in outsourced and fixed bid projects, which generally command higher billing rates than technology support services. Also contributing to the increased gross profit percentage in 1996, was a slight increase in consultant utilization from 98% in 1995 to 99% in 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $13,463,000 in 1996, an increase of $1,821,000 over 1995. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 28.0% in 1995 to 23.4% for 1996. The improved percentage for 1996 resulted from increased volume and cost containment of marketing and other fixed expenses. The single largest discretionary expense included in S,G&A was the ESOP/Profit Sharing Plan contribution, which was 1.7% and 1.9% of revenue in 1996 and 1995, respectively.

     Income Before Income Taxes. Income before income taxes increased $5,470,000 to $10,110,000 in 1996, an increase of 117.9%. As a percentage of revenue, income before income taxes was 17.6% in 1996 compared to 11.2% for the prior period. This result was driven by increased operating revenue, improved operating efficiencies and interest income on the proceeds of the Company's initial public offering, which closed on October 4, 1995. Interest income from such proceeds amounted to $1,314,000 and $392,000 in 1996 and 1995, respectively. The business combinations with MSD and SCS, which were accounted for as poolings-of-interests in 1995 and 1996, contributed significantly to income from operations during 1996. MSD's and SCS's contribution to income from operations in 1996 was $1,079,000 and $1,331,000 versus $200,000 and $214,000 in
1995, respectively.

     Net Income and Pro Forma Net Income. For 1996, net income was $5,926,000, an increase of $3,102,000 or 109.8% over 1995. This improvement was a result of increased revenue, stronger gross margins, cost containment of S,G&A expenses and investment income earned on funds received from the Company's initial public offering. For 1996, the effective tax rate was 41.4% versus 39.1% for 1995. The significant increase in the effective tax rate is due to the business combinations with SCS, an S Corporation, and Miaco acquired by the Company on April 30, 1996 and January 17, 1997, respectively. The acquisitions of SCS and Miaco were accounted for as pooling-of-interests. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. To reflect the earnings of SCS on an after-tax basis, a pro forma charge (benefit) in lieu of income taxes has been included for the periods preceding the termination of S Corporation status. A pro forma benefit for the impact of a non-cash, non-recurring net charge for deferred income taxes resulting from the termination of the S Corporation status has also been included pursuant to the provisions of SFAS No.
109. With respect to Miaco, there was a charge to deferred taxes in 1996 to establish deferred tax liabilities at the statutory rates that such timing difference will reverse as part of the Company's consolidated tax return. On a comparable basis, pro forma net income expressed as a percentage of revenue was 10.5% in 1996 versus 6.6% for 1995. Pro forma net income per diluted share increased 62.8% over the prior period.

                       COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

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

     During 1997, cash and working capital increased $349,000 and $5,991,000, respectively. While a number of factors contributed to the increase in cash, the main components were cash generated from operations of $10,996,000, offset by cash used by investing and financing activities of $10,647,000. Cash from operations increased from income tax benefits resulting from nonqualified stock option exercises which allowed the Company to forego its estimated tax payments in the third and fourth quarters of 1997. Significant components of cash used by investing and financing activities were property and equipment purchases related to SOC acquisitions, increases in intangible assets due to non-compete agreements and contingent consideration payments for the Pathways acquisition and repayment of notes acquired from the Miaco merger. Working capital increased primarily due to increases in accounts receivable and revenue earned in excess of billings and refundable income taxes due to tax benefits resulting from nonqualified stock option exercises.

     As of December 31, 1996, $12,800,000 was invested in funds with original maturity of ninety days or less and were classified as cash equivalents, versus $9,822,000 at December 31, 1997. In an effort to increase the return on investments, the Company acquired investments with maturities extending beyond ninety days during the current year. By the end of 1997, $2,805,000 was invested in current securities and $8,137,000 was invested in various corporate and governmental bonds with maturities exceeding one year and other securities which are classified as long term.

     Accounts receivable increased $2,345,000 during 1997. The number days of sales outstanding were 61 days at the end of 1997 and 1996. Therefore, the increase in accounts receivable is a reflection of increased sales volume during the period. The amount of fixed bid business rose during the year by approximately $2,120,000, or 53%. Most of this business requires payment after completion of particular phases of a project or upon completion of the entire project. The amounts of revenue earned in excess of billings increased approximately $976,000 since the end of 1996.

     During 1997, the Company spent approximately $8,869,000 for capital expenditures and approximately $1,450,000 related to acquisitions. Of the capital expenditures, $6,231,000 was spent for property, buildings and improvements to house the Greenville, Denver, Charlotte and second Jacksonville SOCs and $2,444,000 was spent for computer equipment, software and furniture for the Tallahassee, Greenville, Charlotte and Denver SOCs. The acquisition costs related to non-compete agreements with former shareholders of Miaco as well as contingent consideration payments under the Pathways acquisition agreement.

     The Company maintains a $4 million line of credit with a commercial bank. The line of credit is unsecured, but is contingent on meeting certain financial covenants measured on a quarterly basis. The Company is currently in compliance with such covenants and management expects that the Company will continue to meet such covenants in future periods. The credit facility has been inactive during 1997. The Company assumed certain debt obligations totaling $944,000 in connection with its January 1997 merger with Miaco, which were paid off during the first quarter of 1997.

     The Company currently anticipates that its existing cash and operating cash flow are sufficient to meet both the Company's short-term and long-term working capital requirements and to fund its expansion through the establishment of additional branches and SOC locations, and possible acquisitions.

                      COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

Recently Issued Accounting Standards

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, (SFAS 128) "Earnings Per Share". SFAS 128 governs the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. SFAS 128 was issued to simplify the computation of EPS and replaces the Primary and Fully diluted EPS calculations currently in use with calculations of Basic and Diluted EPS. SFAS 128 is effective for both interim and annual financial statements ending after December 15, 1997, and earlier application is not permitted. The Company began to calculate EPS in compliance with SFAS 128 for the fourth quarter and year ended December 31, 1997. All prior period EPS data presented has been restated to conform to SFAS 128.

Year 2000 System Conversion

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and is in the process of resolving the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in major system failure and miscalculations. During 1997, the Company commenced implementation of a new enterprise wide packaged financial software system, which is Year 2000 compliant. The supplier of the software has received ITAA 2000 certification from The Information Technology Association of America, the industry's century date change certification program. The Company will continue to assess its other internal systems and reprogram or upgrade as necessary. The Company is also reviewing the Year 2000 system conversions of other companies with which it does business in order to determine their compliance.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements included in this report are listed in
Part IV, Item 14(a). The supplementary data included in this report is presented in Item 6 under the caption "Unaudited Selected Quarterly Operating Results."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                      COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held June 19, 1998.

Item 11.  Executive Compensation

         Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held June 19, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held June 19, 1998.

Item 13.  Certain Relationships and Related Transactions

         Information required by this Item is incorporated by reference to the definitive proxy statement to be filed by the Company for the Annual Meeting of Shareholders to be held June 19, 1998.

                     COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997


                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of the report:

         1. The Company's 1997 consolidated financial statements, including the report thereon of KPMG Peat Marwick LLP dated January 22, 1998, are listed on the index immediately preceding the consolidated financial statements at the end of this report.

         2. All financial statement schedules are omitted because they are inapplicable or the requested information is either immaterial or shown in the financial statements of the Company or notes thereto.

         3. For Exhibits see Item 14(c) below.

(b) The Company filed a Form 8-K report on January 31, 1997, Commission File No. 0-26622.

(c)      List of Exhibits:

Exhibit No.   Description

2.1** Agreement and Plan of Merger, dated December 28, 1995, by and among the Company, MSD, MSD Acquisition, Inc., and each of the shareholders of MSD.
2.3**   Agreement  and Plan of Merger,  dated April 8, 1996,  by and among
        the  Company,  SCS,  SCS  Acquisition,   Inc.,  and  each  of  the
        shareholders of SCS.
2.4**   Agreement and Plan of Merger, dated January 16, 1997, by and among the Company, Miaco, Bronco Acquisition, Inc., and each of the shareholders of Miaco.
3.1*    Amended and Restated Articles of Incorporation of the Company
3.2*    Bylaws of the Company
4.2* Agreement dated October 15, 1991, between SunBank/North Florida, N.A., and the Company ("Line of Credit")
4.3*    Letter of Amendment to Line of Credit
21.1    Subsidiaries of the Registrant
27.0    Financial Data Schedule - 1997
27.1    Restated Financial Data Schedule - 1996
27.2    Restated Financial Data Schedule - 1995
99.3    Report of Williams, Cox, Weidner and Cox, Independent Auditors for MSD
99.4    Report of Dellinger & Deese, L.L.P., Independent Auditors for SCS
99.5 Report of Ehrhardt,Keefe,Steiner & Hottman PC,Independent Auditors for Miaco

* Filed with Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 26, 1995, Registration No. 33-95544, and incorporated herein by reference.

** Filed with the Company's Current Reports on Form 8-K, dated January 12, 1996, May 3, 1996, and January 31, 1997.

(d)  Financial Statements excluded by Rule 14a-3(b).  None

                    COMPUTER MANAGEMENT SCIENCES, INC.
                Form 10-K For Fiscal Year Ended December 31, 1997


                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMPUTER MANAGMENT SCIENCES, INC.


Date:  March 30, 1998                       By:      /s/ Anthony Colaluca
                                                  --------------------------
                                            Anthony Colaluca, Vice President and
                                            Chief Financial Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities shown below as of March 30, 1998.

         Signature                                      Title


/s/ Jerry W. Davis                         Chief Executive Officer and Director
Jerry W. Davis

/s/ R. Halsey Wise                         President and Chief Operating Officer
R. Halsey Wise

/s/ Anthony V. Weight                      Senior Vice President, Secretary and
Anthony V. Weight                          Director

/s/ Larry A. Longhi                        Senior Vice President and Director
Larry A. Longhi

/s/ Edward W. Fishback, Jr.                Group Vice President and Director
Edward W. Fishback, Jr.

/s/ Harry C. Stonecipher                   Director
Harry C. Stonecipher

/s/ Perry E. Esping                        Director
Perry E. Esping

                       COMPUTER MANAGEMENT SCIENCES, INC.


                   Index to Consolidated Financial Statements



                                                                           Page

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                F-3

Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                                       F-5

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1997, 1996 and 1995                                       F-6

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                       F-7

Notes to Consolidated Financial Statements                                  F-9

                          Independent Auditors' Report



The Board of Directors and Shareholders
Computer Management Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Computer Management Sciences, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1995 financial statements of Miaco Corporation, MIS Software Development, Inc. and Summit
Computer Services, Inc., which were acquired by the Company in business combinations accounted for as poolings of interests, as described in note 2, and whose statements reflect combined total revenues constituting 39.9 percent in 1995 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for Miaco Corporation, MIS Software Development, Inc., and Summit Computer Services, Inc. are based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Management Sciences, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                          KPMG Peat Marwick LLP


Jacksonville, Florida
January 22, 1998

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


                       Assets                                                         1997              1996
                       ------                                                         ----              ----
Current assets:
     Cash and cash equivalents                                                  $    14,550,323       14,201,624
     Accounts receivable, net of allowance for
         doubtful accounts of $208,000 and $179,000
         for 1997 and 1996, respectively (note 6)                                    11,720,377        9,375,005
     Revenue earned in excess of billings                                             2,461,228        1,485,205
     Refundable income taxes                                                          4,358,250          -
     Investments available for sale, at fair value (note 5)                           2,805,072        4,895,482
     Other receivables                                                                  251,407           81,516
     Notes receivable (note 3)                                                          619,328          465,250
     Deferred income taxes (note 7)                                                     -                 14,312
     Other current assets                                                               127,289          122,069
                                                                                  -------------    -------------

              Total current assets                                                   36,893,274       30,640,463
                                                                                  -------------    -------------

Property and equipment:
     Land                                                                             2,562,000        2,107,000
     Buildings and improvements                                                       9,100,902        3,309,151
     Computers and software                                                           3,934,806        2,656,423
     Office furniture and equipment                                                   2,586,417        1,435,101
     Vehicles                                                                           391,750          331,435
                                                                                      ---------      -----------
                                                                                     18,575,875        9,839,110
     Less accumulated depreciation                                                    3,077,243        2,248,972
                                                                                  -------------    -------------

              Net property and equipment                                             15,498,632        7,590,138
                                                                                  -------------    -------------
Other assets:
     Intangible assets, net of accumulated
         amortization of $872,230 and $310,280
         for 1997 and 1996, respectively (note 2)                                     3,516,531        2,628,664
     Land held for investment (note 4)                                                  424,065          424,065
     Investments available for sale, at fair value (note 5)                           8,137,146        5,542,369
     Notes receivable, less current portion (note 3)                                    829,792        1,135,092
     Other                                                                              823,830          409,699
                                                                                  -------------    -------------

              Total other assets                                                     13,731,364       10,139,889
                                                                                  -------------    -------------

              Total assets                                                      $    66,123,270       48,370,490
                                                                                  =============    =============


                                                                                                     (Continued)

                       COMPUTER MANAGEMENT SCIENCES, INC.

                     Consolidated Balance Sheets (continued)

                           December 31, 1997 and 1996


       Liabilities and Shareholders' Equity                                              1997              1996
       ------------------------------------                                              ----              ----
Current liabilities:
     Notes payable (note 6)                                                     $         -              864,411
     Accounts payable                                                                   106,320          282,275
     Accrued expenses (note 9)                                                        4,341,936        2,824,711
     Unearned revenue                                                                   376,556          330,291
     Income taxes payable                                                                 -              312,249
     Deferred income taxes (note 7)                                                      50,623            -
                                                                                  -------------    -------------

              Total current liabilities                                               4,875,435        4,613,937
                                                                                  -------------    -------------

Long-term liabilities:
     Deferred income taxes (note 7)                                                     249,553          385,774
     Other                                                                               35,594          114,814
                                                                                  -------------    -------------

              Total long-term liabilities                                               285,147          500,588
                                                                                  -------------    -------------

Shareholders' equity (note 10):
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized, no shares issued and outstanding                                     -                -
     Common stock, $.01 par value; 40,000,000
         shares authorized, 14,455,337 and 12,997,101
         shares issued and outstanding in 1997
         and 1996, respectively                                                         144,554          129,971
     Paid-in capital                                                                 38,605,137       30,290,455
     Retained earnings                                                               22,054,155       12,785,285
     Unrealized gain on investments, net of income tax (note 5)                         158,842           50,254
                                                                                  -------------    -------------

              Total shareholders' equity                                             60,962,688       43,255,965
                                                                                  -------------    -------------

Commitments (notes 2 and 11)

              Total liabilities and shareholders' equity                        $    66,123,270       48,370,490
                                                                                  =============    =============




See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                                   1997             1996              1995
                                                                   ----             ----              ----

Revenue                                                    $     71,162,549        57,432,222       41,535,734
Direct costs                                                     43,342,847        35,272,809       25,685,857
                                                            ---------------  ----------------  ---------------
              Gross profit                                       27,819,702        22,159,413       15,849,877

Selling, general and administrative
     expenses (notes 8 and 11)                                   14,536,459        13,463,021       11,641,479
                                                            ---------------  ----------------  ---------------
              Income from operations                             13,283,243         8,696,392        4,208,398

Other income (expense):
     Investment and other income (note 5)                         1,617,040         1,452,814          542,171
     Interest expense                                               (12,800)         (116,132)        (127,573)
     Other, net                                                      51,387            77,046           17,002
                                                            ---------------  ----------------  ---------------
                                                                  1,655,627         1,413,728          431,600
                                                            ---------------  ----------------  ---------------

              Income before income taxes                         14,938,870        10,110,120        4,639,998

Provision for income taxes (notes 2 and 7)                        5,670,000         4,184,045        1,815,982
                                                            ---------------  ----------------  ---------------

              Net income                                  $       9,268,870         5,926,075        2,824,016
                                                            ===============  ================  ===============

Unaudited pro forma information (note 2):
     Net income as reported                               $       9,268,870         5,926,075        2,824,016
     (Benefit) charge in lieu of income taxes, net                    -              (114,207)          75,752
                                                            ---------------  ----------------- ---------------

              Pro forma net income                        $       9,268,870         6,040,282        2,748,264
                                                            ===============  ================  ===============


Pro forma net income per share - basic                    $            0.69              0.47             0.30
                                                            ===============  ================  ===============

Weighted average number of common
     shares outstanding - basic                                  13,493,759        12,982,061        9,286,493
                                                            ===============  ================  ===============


Pro forma net income per share - diluted                  $            0.61              0.40             0.25
                                                            ===============  ================  ===============

Weighted average number of common and
     common equivalent shares outstanding - diluted              15,164,975        15,050,671       11,148,039
                                                            ===============  ================  ===============


See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1997, 1996 and 1995



                                                                                            Unrealized      Total
                                                                                               Gain        Share-
                                         Common     Preferred       Paid-in    Retained      (Loss) on    holders'
                                          Stock       Stock         Capital    Earnings     Investments    Equity

Balance at January 1, 1995            $    35,447         -       1,507,877    4,691,279    (13,640)      6,220,963

Shares issued for exercised stock
     options                                   67         -          30,784           -          -           30,851
Shares issued in initial public
     offering                              21,850         -      28,426,850           -          -       28,448,700
Dividends paid to shareholders of
     pooled entities                           -          -              -        (2,000)        -           (2,000)
Stock issuance costs                           -          -        (457,626)          -          -         (457,626)
Net income                                     -          -              -     2,824,016         -        2,824,016
Unrealized gain on investments,
     net of income tax (note 5)                -          -              -            -      53,781          53,781
                                        ---------  ---------   ------------    ----------  ---------    ------------

Balance at December 31, 1995               57,364         -      29,507,885    7,513,295     40,141      37,118,685

Shares issued for exercised stock
     options                                  424         -         159,441           -          -          159,865
Stock splits (note 10)                     72,183         -         (72,183)          -          -               -
Contribution of undistributed
     S Corporation earnings of
     pooled entity                             -          -         695,312     (695,312)        -               -
Adjustment to conform year-end of
     pooled entity                             -          -              -        41,227         -           41,227
Net income                                     -          -              -     5,926,075         -        5,926,075
Unrealized gain on investments,
     net of income tax (note 5)                -          -              -            -      10,113          10,113
                                        ---------  ---------  -------------  -----------  ---------  --------------

Balance at December 31, 1996              129,971         -      30,290,455   12,785,285     50,254      43,255,965

Shares issued for exercised stock
     options                               14,583         -         578,452           -          -          593,035
Income tax benefit for stock option
     exercises                                 -          -       7,736,230           -          -        7,736,230
Net income                                     -          -              -     9,268,870         -        9,268,870
Unrealized gain on investments,
     net of income tax (note 5)                -          -              -            -     108,588         108,588
                                        ---------  ---------  -------------  -----------  ---------  --------------

Balance at December 31, 1997          $   144,554         -      38,605,137   22,054,155    158,842      60,962,688
                                        =========  =========  =============  ===========  =========  ==============


See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995



                                                                     1997               1996              1995
                                                                     ----               ----              ----

Cash flow from operating activities:
     Net income                                               $     9,268,870         5,926,075        2,824,016
     Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                              1,467,767         1,055,553          788,052
         Net gain on disposition of property
              and equipment                                           (63,193)           (7,631)          (1,984)
         Net gain on sale of investments                              (83,540)          (22,852)         (25,655)
         Deferred income tax (benefit) expense                       (136,591)          221,954          (81,421)
         Adjustment to conform year-end of pooled entity                -                41,227            -
         Change in assets and liabilities:
              Increase in accounts and other
                  receivables                                      (3,491,286)       (3,747,068)      (2,222,257)
              (Increase) decrease in other current assets              (5,220)          101,261          (70,120)
              Decrease in refundable income taxes                       -                 -               23,726
              (Increase) decrease in other assets                    (414,131)         (299,856)          11,564
              Increase in accounts payable and
                  accrued expenses                                  1,041,960           509,631          413,262
              Increase (decrease) in unearned revenue                  46,265          (443,403)         299,905
              Increase in income taxes payable                      3,365,041           130,489           90,165
                                                                -------------     -------------    -------------

                  Net cash provided by operating
                      activities                                   10,995,942         3,465,380        2,049,253
                                                                -------------     -------------    -------------

Cash flow from investing activities:
     Purchases of property and equipment                           (8,869,405)       (5,145,032)      (1,245,888)
     Proceeds from the sale of property and equipment                 118,470             9,610           23,703
     Increase in intangible assets                                 (1,450,000)       (2,557,155)        (176,575)
     Decrease (increase)  in notes receivable                         151,222        (1,356,719)        (221,873)
     Purchases of investments available for sale                   (8,668,212)      (13,490,608)        (502,102)
     Proceeds from sale of investments                              8,421,278         3,738,675          303,802
                                                                -------------     -------------    -------------

                  Net cash used in investing activities           (10,296,647)      (18,801,229)      (1,818,933)
                                                                -------------     -------------    -------------


                                                                                                    (Continued)

                       COMPUTER MANAGEMENT SCIENCES, INC.

                Consolidated Statements of Cash Flows (continued)

                  Years ended December 31, 1997, 1996 and 1995




                                                                        1997             1996               1995
                                                                        ----             ----               ----

Cash flow from financing activities:
     Proceeds from issuance of common stock                   $          593,035          159,865        28,479,551
     Payment of stock issuance costs                                       -                -              (457,626)
     Dividends paid                                                        -                -                (2,000)
     Proceeds from notes payable                                           -                -               959,078
     Repayment of notes payable and other long-
         term liabilities                                               (943,631)        (704,057)         (266,315)
                                                                ----------------  ---------------  ----------------

              Net cash (used in) provided by
                  financing activities                                  (350,596)        (544,192)       28,712,688
                                                                ----------------  ---------------- ----------------

              Net increase (decrease) in cash
                  and cash equivalents                                   348,699      (15,880,041)       28,943,008

Cash and cash equivalents at beginning of year                        14,201,624       30,081,665         1,138,657
                                                                ----------------  ---------------  ----------------

Cash and cash equivalents at end of year                      $       14,550,323       14,201,624        30,081,665
                                                                ================  ===============  ================

Cash paid for income taxes                                    $        2,137,493        3,831,602         1,794,867
                                                                ================  ===============  ================

Cash paid for interest                                        $           12,800          116,132           127,573
                                                                ================  ===============  ================

















See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996




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

       Intangible Assets

       Intangible assets primarily consist of goodwill and non-compete agreements, associated with purchased acquisitions. Goodwill is amortized over the period estimated to benefit from the acquired assets which is five to fifteen years. Non-compete agreements are amortized over the term of the agreement. Management periodically assesses the recoverability of intangible assets based on the cash flows from operations of the acquired entity.

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

       Earnings Per Share

       The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," on December 31, 1997. This statement governs the computation, presentation, and disclosure requirements of earnings per share ("EPS") for entities with publicly held common stock. Effective December 31, 1997 the Company has calculated EPS in accordance with SFAS No. 128 and all periods presented have been restated.

       Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock options, when dilutive, are included as share equivalents.

       Weighted average shares outstanding under the basic calculation differs from that under the diluted calculation due to the weighted average effect of dilutive stock options using the treasury stock method of 1,671,216, 2,068,610 and 1,861,546 shares during 1997, 1996, 1995, respectively.

       Retroactive recognition has been given in the calculation of earnings per share to the shares issued in the pooling of interest mergers discussed in note 2 and the stock splits discussed in note 10.

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

       Stock Option Plan

       Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board
       (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2)    Business Combinations and Acquisitions

       Business Combinations

       On January 17, 1997, the Company exchanged 584,080 shares of its common stock for all of the outstanding common stock of Miaco Corporation
       ("Miaco"), a computer consulting firm, based in Denver, Colorado, specializing in relational database and client/server technologies. Miaco also has an office in Washington, D.C. This business combination has been accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Miaco. Miaco will continue to operate as a wholly-owned subsidiary of the Company.

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

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(2)    Business Combinations and Acquisitions, continued

       Business Combinations, continued

       with concentrated expertise in client/server technology. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts and results of operations of SCS. Prior to its acquisition by the Company, SCS had elected S Corporation status for federal and state income tax purposes. As an S Corporation, SCS's tax liability was the responsibility of its stockholders. Included in the provision for income taxes in 1996 is a non-cash, non-recurring charge of $246,876 for deferred income taxes resulting from the termination of the S Corporation status. To reflect the earnings of SCS on an after tax basis, a pro forma charge in lieu of income taxes of $132,669 in 1996, and $75,752 in 1995 has been included, in the accompanying consolidated statements of operations, for the periods preceding the termination of S Corporation status. A pro forma benefit for the impact of the non-cash, non-recurring net charge described above is also included for 1996.

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

       The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements for the years ended December 31, 1996 and 1995 are summarized below:
                                                   1996              1995
                                                   ----              ----
            Revenue:
                Company                     $     46,095,306       24,975,281
                SCS                                    -            4,185,322
                MSD                                    -            2,837,617
                Miaco                             11,336,916        9,537,514
                                              --------------    -------------
                     Combined               $     57,432,222       41,535,734
                                              ==============    =============
            Net income (loss):
                Company                     $      6,219,227        2,740,223
                SCS                                    -              193,740
                MSD                                    -              202,639
                Miaco                               (293,152)        (312,586)
                                              --------------    -------------
                     Combined               $      5,926,075        2,824,016
                                              ==============    =============

       There were no significant transactions between the Company and Miaco, MSD or SCS prior to the combinations.

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

       On July 31, 1996, the Company acquired all of the assets of Pathways Consulting, Inc. (Pathways), an Atlanta-based information technology firm specializing in providing systems integration consulting services to the public utility industry. The acquisition was accounted for as a purchase, with a price of $4.4 million in cash of which $2.3 million was paid at closing and $2.1 million of contingent consideration is payable in equal installments over an approximate three year period if Pathways meets certain revenue goals. Subsequent to December 31, 1997 and 1996, Pathways exceeded its first two revenue goals and as a result $700,000 of the contingent consideration was paid in the first quarter of 1997 an additional $700,000 payment will be made in the first quarter of 1998, with goodwill adjusted accordingly. Goodwill of $2,975,425 has been recorded thus far and is being amortized over 15 years.

       The acquisition of Weldon and Pathways were accounted for as purchases and as such the results of their operations are included in the consolidated financial statements from the date of the acquisition. None of the acquisitions were significant to the operations of the Company in the year in which they were acquired or the year preceding the acquisition.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(3)    Notes Receivable

       Notes receivable consisted of the following at December 31, 1997 and 1996:

                                                           1997            1996
                                                           ----            ----

        Notes receivable from third parties       $       890,219        993,005
        Notes receivable from stockholders                357,941        273,250
        Notes receivable from an employee                   -            235,825
        Notes receivable from officers                    200,960         98,262
                                                    -------------   ------------
                     Total                        $     1,449,120      1,600,342

                     Less current portion                 619,328        465,250
                                                    -------------   ------------

                     Non-current portion          $       829,792      1,135,092
                                                    =============   ============


       Notes receivable have interest rates ranging from 5.6% to 9.75% per annum with maturities beginning in October 1998 through October 2001. The notes are secured by tangible assets with the exception of the notes from stockholders which are unsecured. Based on the range of interest rates and the stated maturities, management believes the fair values of the notes receivable are not materially different from their carrying amounts.


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

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(5)    Investments

       The cost, gross unrealized holding gains and losses, and estimated fair value of investments available for sale at December 31, 1997 and 1996 are as follows:

                                                                Gross             Gross          Estimated
                                                             Unrealized        Unrealized          Fair
                                               Cost             Gains            Losses            Value

         1997
         Equity securities              $     1,852,345           233,747            -             2,086,092
         Debt securities                      8,434,535            12,100          (20,648)        8,425,987
         Mutual funds                           399,306            30,833            -               430,139
                                          -------------     -------------       ----------     -------------

              Total                     $    10,686,186           276,680          (20,648)       10,942,218
                                          =============     =============       ==========     =============


         1996
         Equity securities              $     2,069,528            99,196           (7,578)        2,161,146
         Debt securities                      8,130,844             5,250          (30,710)        8,105,384
         Mutual funds                           155,340            15,981            -               171,321
                                          -------------     -------------       ----------     -------------

              Total                     $    10,355,712           120,427          (38,288)       10,437,851
                                          =============     =============       ==========     =============


       The cost and estimated fair value of debt securities available for sale at December 31, 1997, by contractual maturity is as follows:

                                                                     Estimated
                                                     Cost           Fair Value

           Due in one year or less            $      2,814,765        2,805,072
           Due in one to five years                  5,619,770        5,620,915
                                                --------------    -------------
                                              $      8,434,535        8,425,987
                                                ==============    =============

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(5)    Investments, continued

       Net gain on the sale of investments included gross realized gains of $115,686, $32,491, and $27,295 and gross realized losses of $32,146,
       $9,639, and $1,640, for the years ended December 31, 1997, 1996 and 1995, respectively. For the purpose of determining gross realized gains and losses, the cost of marketable securities is based on specific identification.

       Net unrealized gains on investments available for sale were $256,032 and $82,139 at December 31, 1997 and 1996, respectively. The change in unrealized gains, net of income taxes, have been included as a separate component of shareholder's equity and amounted to $108,588 and $10,113 for the years ended December 31, 1997 and 1996, respectively.


(6)    Notes Payable

       Notes payable consisted of the following at December 31, 1997 and 1996:


                                                                                      1997           1996
                                                                                      ----           ----

         Line-of-credit,  up to the  lesser  of  $750,000  or 75% of  trade accounts  receivable  less than 90 days old,  secured by trade accounts receivable, due on demand, with interest
             due at the prime rate, terminated July 25, 1997                   $     -                  100

         Revolving Credit Loan, up to $4,000,000,  unsecured, contingent on meeting certain financial covenants, due May 31, 1999,
             with interest due at the prime rate minus .5%                           -                -

         Other notes payable,  interest ranging from 8% to 12.5% per annum, collateralized by accounts receivable,
             paid in full during 1997                                                -              864,311
                                                                                 -----------    -----------

                 Total                                                         $     -              864,411
                                                                                 ===========    ===========

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(7)    Income Taxes

       The income tax expense for the years ended December 31, 1997, 1996 and 1995 was allocated as follows:

                                                            1997             1996                1995
                                                            ----             ----                ----

       Income from continuing operations             $     5,670,000         4,184,045        1,815,982
       Shareholders' equity, for recognition of
            unrealized gain on marketable
            equity securities                                 65,305             6,417           34,122
                                                       -------------     -------------    -------------

                                                     $     5,735,305         4,190,462        1,850,104
                                                       =============     =============    =============


       Net  income  before   income  taxes  is  derived   solely  from  domestic
       operations.  The  provision  for income tax  expense  for the years ended
       December 31, 1997, 1996 and 1995 consists of the following:


                                                           1997             1996                1995
                                                           ----             ----                ----

       Current tax expense                          $     5,806,591         3,962,091        1,897,403

       Deferred tax expense (benefit)                      (136,591)          221,954          (81,421)
                                                      --------------    -------------    -------------

            Total                                   $     5,670,000         4,184,045        1,815,982
                                                      =============     =============    =============


                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(7)    Income Taxes, continued

       Income tax expense attributable to income from continuing operations for the years ended December 31, 1997, 1996 and 1995, differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before taxes as follows:

                                                                     1997             1996                1995
                                                                     ----             ----                ----

           Computed "expected" tax expense                    $     5,079,216         3,437,441        1,577,599
           Increase (decrease) in income taxes resulting
             from:
                S Corporation income                                      -            (115,364)         (65,872)
                Tax exempt interest                                   (10,561)          (34,650)          (3,772)
                Non-deductible meals and entertainment                 51,002            37,268           31,779
                Non-deductible merger related costs                       -             132,325              -
                State income tax, net of federal benefit              573,725           500,903          238,349
                Dividend income exclusion                             (29,737)          (25,194)             -
                Deferred income taxes resulting from
                    change in tax status of pooled entity                 -             246,876              -
                Other, net                                              6,355             4,440           37,899
                                                                -------------     -------------    -------------
                                                              $     5,670,000         4,184,045        1,815,982
                                                                =============     =============    =============

       The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                     1997              1996
                                                                     ----              ----

      Deferred tax assets:
          Accrued expenses                                   $       215,237          171,489
          Allowance for doubtful accounts                             78,928           69,309
          Net operating loss carry-forward                           123,841          120,470
          Intangible assets                                           69,116            -
          Other                                                        5,929            3,284
                                                               -------------    -------------
              Total deferred tax assets                              493,051          364,552
                                                               -------------    -------------

      Deferred tax liabilities:
          Change of reporting from the cash basis to the
              accrual basis for income tax purposes                  298,345          452,127
          Property and equipment depreciation                        397,692          205,800
          Intangible assets                                            -               46,202
          Unrealized gain on investments                              97,190           31,885
                                                               -------------    -------------
                   Total deferred tax liabilities                    793,227          736,014
                                                               -------------    -------------
                   Net deferred tax liabilities              $       300,176          371,462
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

       The Company maintains an Employee Stock Ownership Plan (ESOP) and a Profit Sharing Plan (collectively, the Plans) for substantially all of its employees. Contributions to the Plans are made at the discretion of the Board of Directors. The Plans may be terminated at any time without further obligation to the Company. Employee benefit plan expenses are summarized as follows:


                                                                     December 31,
                                              1997                       1996                       1995
                                              ----                       ----                       ----

         Profit Sharing Plan          $        -                          -                        294,929
         ESOP                               1,250,000                  1,000,000                   475,000
                                       ---------------            --------------             -------------

                                      $     1,250,000                  1,000,000                   769,929
                                        =============             ==============             =============


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

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(8)    Benefit Plans, continued

       The Company also has a nonqualified  stock option plan (the  Nonqualified
       Plan) and an incentive stock option plan (the ISO Plan) under which certain key employees are granted the option to purchase shares of the Company's common stock at a price equal to the market price of stock. The Nonqualified and ISO Plans were terminated on August 31, 1995, with respect to the issuance of new options under these plans, however, unexercised options remain outstanding under these plans.

       The Company has a Stock Incentive Plan and a Non-Employee Director Stock Option Plan (the Plans) pursuant to which the Company may grant stock options to officers, directors and key employees. The Plans authorize grants of options to purchase up to 1,125,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options generally have 10 year terms and vest and become fully exercisable after 5 years from the date of grant (20% per year).

       At December 31, 1997, there were 346,149 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $10.10, $10.26 and $2.23, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - no expected dividend yield, risk-free interest rate of 5.8%, weighted average expected volatility of 57.1% and an expected life of 6 years; 1996 - no expected dividend yield, risk-free interest rate of 5.9%, weighted average expected volatility of 53.4% and an expected life of 6 years; 1995 - no expected dividend yield, risk-free interest rate of 5.4%, weighted average expected volatility of 53.4% and an expected life of 6 years.

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

                                                             1997              1996             1995
                                                             ----              ----             ----

                        Net income:
                           As reported                 $   9,268,870         6,040,282         2,748,264
                           Pro forma                       8,765,310         5,893,516         2,355,600

                        Per share:
                           As reported - basic         $         0.69             0.47              0.30
                           Pro forma - basic                     0.65             0.45              0.25

                        Per share:
                           As reported - diluted       $         0.61             0.40              0.25
                           Pro forma - diluted                   0.59             0.40              0.23

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements



(8)    Benefit Plans, continued

       Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

       Stock option activity during the period indicated is as follows:


                                                                     Weighted-
                                               Number of              Average
                                                Shares            Exercise Price

       Balance at December 31, 1994             1,618,875       $        .223

            Granted                               885,073               3.927
            Exercised                             (15,349)              2.010
            Forfeited                             (29,275)              2.578
                                             ------------         -----------

       Balance at December 31, 1995             2,459,324               1.576

            Granted                               189,403              17.802
            Exercised                             (95,182)              1.680
            Forfeited                             (69,910)              4.839
                                             ------------         -----------

       Balance at December 31, 1996             2,483,635               2.678

            Granted                               511,976              17.655
            Exercised                          (1,458,236)               .407
            Forfeited                            (122,758)             12.355
                                             ------------         -----------

       Balance at December 31, 1997             1,414,617       $       9.600
                                             ============         ===========

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(8)    Benefit Plans, continued

       The  following  table  presents  information   regarding  all  options
       outstanding at December 31, 1997.

                         Weighted
                          Average                                    Weighted
        Number of        Remaining              Range of              Average
         Options        Contractual             Exercise             Exercise
       Outstanding         Life                  Prices                Price

          125,334         1.2 years    $        0.078 - 2.175    $         .376
          532,093         7.4 years             2.176 - 4.350             2.583
           16,665         7.6 years             4.351 - 6.525             6.229
          132,879         7.8 years             6.526 - 8.700             8.142
          108,500         9.3 years           10.875 - 13.050            13.000
           24,750         8.5 years           13.051 - 15.225            14.071
          111,796         9.7 years           15.226 - 17.400            16.001
          149,100         9.0 years           17.401 - 19.575            18.748
          213,500         9.5 years           19.576 - 21.750            21.687
       ----------    --------------      --------------------       -----------

        1,414,617         7.7 years    $       0.078 - 21.750    $        9.600
       ==========    ==============      ====================       ===========


       The following table presents information regarding options currently exercisable at December 31, 1997.

                                                                Weighted
              Number of                 Range of                 Average
               Options                  Exercise                Exercise
             Exercisable                 Prices                   Price

                 108,599         $      0.078 - 2.175         $     0.197
                 434,138                2.176 - 4.350               2.584
                   8,565                4.351 - 6.525               6.236
                  50,253                6.526 - 8.700               8.129
                     300              10.875 - 13.050              13.000
                   6,750              13.051 - 15.225              14.260
                   1,396              15.226 - 17.400              16.075
                  23,700              17.401 - 19.575              18.788
                   2,700              19.576 - 21.750              20.750
           -------------           ------------------           ---------

                 636,401         $     0.078 - 21.750         $     3.502
           =============           ==================           =========

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(9)    Accrued Expenses

       Accrued expenses at December 31, 1997 and 1996 consist of the following:


                                                       1997              1996
                                                       ----              ----

         Salaries and benefits                 $     1,779,786         1,387,913
         Employee benefit plan contributions           238,877           227,492
         Payroll tax and withholdings                1,235,823           520,866
         Other                                       1,087,450           688,440
                                                 -------------    --------------

                                               $     4,341,936         2,824,711
                                                 =============    ==============


(10)   Shareholders' Equity

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

       On April 4, 1997, the Company's Board of Directors approved an amendment to the Amended and Restated Articles of Incorporation of the Company to increase the authorized capital stock of the Company from 20,000,000 shares of common stock and 5,000,000 shares of preferred stock to 40,000,000 shares of common stock and 5,000,000 shares of preferred stock, each maintaining a $0.01 par value per share. Such amendment was submitted to a vote and approved by the shareholders of the Company on June 6, 1997.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                   Notes to Consolidated Financial Statements






(11)   Commitments

       The Company leases office space in nine national locations and computer equipment under non-cancelable agreements which expire at various dates through 2000. Office rentals are subject to escalations based on increases in real estate taxes and operating expenses. Aggregate rent expense under these operating leases was approximately $507,000, $711,000 and $594,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

       Future minimum lease payments required under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 1997 are as follows:


                    1998                        $     140,581
                    1999                              110,475
                    2000                               42,783
                                                  -----------

                                                $     293,839
                                                  ===========