Form 10-Q
period 1998-03-31
COMPUTER MANAGEMENT SCIENCES INC
filed 1998-05-15
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                  Yes X No ____

As of April 30, 1998 there were 14,586,808 shares of the Registrant's common stock, $0.01 par value, outstanding.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                               Index to Form 10-Q
                      For the Quarter Ended March 31, 1998



                                                                   Page
                         PART I - FINANCIAL INFORMATION


Item 1     Financial Statements
               Consolidated Balance Sheets                          3-4
               Consolidated Statements of Operations                 5
               Consolidated Statements of Cash Flows                 6
               Notes to Consolidated Financial Statements            7


Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations

               Results of Operations                                8-9
               Liquidity and Capital Resources                       10


                    PART II - OTHER INFORMATION


Items 1-6      Other Information                                     11

Signatures                                                           12

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Consolidated Balance Sheets




                                                    March 31,       December 31,
                                                      1998              1997
                                                   (unaudited)

Current assets:
     Cash and cash equivalents                 $    19,893,336       14,550,323
     Accounts receivable, net                       14,154,385       11,720,377
     Revenue earned in excess of billings            3,401,728        2,461,228
     Investments                                     1,682,355        2,805,072
     Refundable income taxes                         1,997,394        4,358,250
     Other receivables                                 411,877          251,407
     Notes receivable                                  116,477          619,328
     Other current assets                              102,393          127,289
                                                 -------------     ------------
              Total current assets                  41,759,945       36,893,274
                                                 -------------     ------------
Property and equipment:
     Land                                            2,562,000        2,562,000
     Buildings and improvements                      9,667,197        9,100,902
     Computers and software                          4,321,820        3,934,806
     Office furniture and equipment                  2,941,774        2,586,417
     Vehicles                                          392,833          391,750
                                                 -------------     ------------
                                                    19,885,624       18,575,875
     Less accumulated depreciation                   3,430,592        3,077,243
                                                 -------------     ------------
              Net property and equipment            16,455,032       15,498,632
                                                 -------------     ------------
Other assets:
     Intangible assets, net of accumulated
         amortization of $988,557 and $872,230       4,100,206        3,516,531
     Land held for investment, at cost                 424,065          424,065
     Investments                                     7,500,380        8,137,146
     Notes receivable, less current portion            829,792          829,792
     Other                                             715,767          823,830
                                                 -------------     ------------
              Total other assets                    13,570,211       13,731,364
                                                 -------------     ------------
              Total assets                     $    71,785,188       66,123,270
                                                 =============     ============

                                                                     (continued)

                       COMPUTER MANAGEMENT SCIENCES, INC.

                     Consolidated Balance Sheets, continued




                                                        March 31,   December 31,
                                                          1998          1997
                                                       (unaudited)

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    $      2,294       106,320
  Accrued expenses                                       6,202,541     4,341,936
  Unearned revenue                                         397,066       376,556
  Deferred income taxes                                    128,035        50,623
                                                       -----------    ----------
           Total current liabilities                     6,729,936     4,875,435
                                                       -----------    ----------
Long-term liabilities:
  Deferred income taxes                                    227,450       249,553
  Other                                                     32,937        35,594
                                                       -----------    ----------
           Total long term liabilities                     260,387       285,147
                                                       -----------    ----------
Shareholders' equity:

  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding
    in 1998 and 1997                                          -             -
  Common stock, $.01 par value; 40,000,000
    shares authorized, 14,582,353 and 14,455,337
    shares issued and outstanding in 1998 and 1997         145,825       144,554
  Paid-in capital                                       39,506,968    38,605,137
    Retained earnings                                   24,958,856    22,054,155
    Accumulated comprehensive income, net of
      income tax                                           183,216       158,842
                                                       -----------    ----------
          Total shareholders' equity                    64,794,865    60,962,688
                                                       -----------    ----------
          Total liabilities and shareholders' equity  $ 71,785,188    66,123,270
                                                       ===========    ==========





See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                          For the Three Month
                                                         Period Ended March 31,
                                                        1998             1997

Revenue                                       $    20,801,361        16,229,154
Direct costs                                       12,521,769        10,047,799
                                                -------------      ------------
  Gross profit                                      8,279,592         6,181,355
Selling, general and administrative
  expenses                                          3,955,164         3,410,912
                                                -------------      ------------
           Income from operations                   4,324,428         2,770,443

Other income (expense):
  Investment and other income                         316,044           346,685
  Interest expense                                       (771)           (7,813)
                                                -------------      ------------
                                                      315,273           338,872
                                                -------------      ------------
  Income before income taxes                        4,639,701         3,109,315

Provision for income taxes                          1,735,000         1,187,000
                                                -------------      ------------
Net income                                    $     2,904,701         1,922,315
                                                =============      ============

Net income per share - basic                  $          0.20              0.15
                                                =============      ============
Weighted average number of common
  shares outstanding - basic                       14,560,631        12,998,361

Net income per share - diluted                $          0.19              0.13
                                                =============      ============
Weighted average number of common and
  common equivalent shares outstanding
    - diluted                                      15,296,333        15,134,501



See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    For The Three Months
                                                                                       Ended March 31,
                                                                                 1998                1997

Cash flow from operating activities:
     Net income                                                          $     2,904,701           1,922,315
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                      469,674             353,193
              Net gain on disposition of property and equipment                   (2,812)               -
              Deferred income tax                                                 43,504              49,247
     Change in assets and liabilities:
         Increase in accounts and other receivables                           (3,534,978)         (1,421,859)
         Decrease in other current assets                                         24,896              81,222
         Decrease in other assets                                                108,062               1,247
         Increase (decrease) in accounts payable and accrued expense           1,756,579            (324,507)
         Increase in unearned revenue                                             20,510              28,503
         Decrease in refundable income taxes                                   3,073,837             826,777
                                                                           -------------       -------------
              Net cash provided by operating activities                        4,863,973           1,516,138
                                                                           -------------       -------------
Cash flow from investing activities:
     Purchases of property and equipment                                      (1,309,749)         (1,564,784)
     Proceeds from the sale of property and equipment                              2,812                -
     Sale (purchase) of investments, net                                       1,795,662          (1,518,182)
     Increase in intangible assets                                              (700,000)         (1,450,000)
     Decrease in notes receivable                                                502,851                 242
                                                                           -------------       -------------
              Net cash provided by (used in) investing activities                291,576          (4,532,724)
                                                                           -------------       -------------
Cash flow from financing activities:
     Repayment of notes payable                                                   (2,657)           (933,979)
     Proceeds from issuance of common stock                                      190,121               8,343
                                                                           -------------       -------------
              Net cash provided by (used in) financing activities                187,464            (925,636)
                                                                           -------------       -------------
              Net increase (decrease) in cash and cash equivalents             5,343,013          (3,942,222)

Cash and cash equivalents at beginning of period                              14,550,323          14,201,624
                                                                           -------------       -------------
Cash and cash equivalents at end of period                               $    19,893,336          10,259,402
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

       The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K filed with the SEC on March 30, 1998. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals and other adjustments necessary for a fair presentation of the unaudited information.

       The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(2)    Newly Issued Accounting Pronouncement

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income for the three months ended March 31, 1998 and 1997 was $2,929,075 and $1,883,309, respectively. This amount differs from net income due to changes in the net unrealized gains on marketable securities available for sale.

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

Results of Operations

       The information in the following table is presented as a percentage of revenue for the period indicated:

                                                     Percentage of Total Revenue
                                                         Three Months Ended
                                                              March 31,

                                                          1998          1997

      Revenue                                            100.0%        100.0%
      Direct Costs                                        60.2%         61.9%
      Gross Profit                                        39.8%         38.1%
      Selling, general, and administrative
           expenses                                       19.0%         21.0%
      Income from operations                              20.8%         17.1%
      Other income, net                                    1.5%          2.1%
      Income before income taxes                          22.3%         19.2%
      Provision for income taxes                           8.3%          7.3%
      Net income                                          14.0%         11.8%

                       COMPUTER MANAGEMENT SCIENCES, INC.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, continued


Revenue:

    Revenue for the first quarter ended March 31, 1998 was $20.8 million, a 28.2% increase over revenue of $16.2 million recorded in the first quarter of 1997. Consulting service revenue, which represents 99% of total revenue for the first quarter, increased 30.1% over the first quarter of 1997. The increase in revenue during the current quarter was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from 553 in the first quarter of 1997 to 670 for the current period, a 21.2% increase. Also contributing to the increase in revenue was an increase in the number and value of IT solution fixed bid projects undertaken by the Company, which positively impacted average billing rates and enhanced the Company's ability to leverage its Systems Outsourcing Center (SOC) model. The Company's ability to execute, manage and leverage fixed bid projects via its SOC network translates to "virtual" headcount growth (i.e. increased revenue per consultant). As a percentage of revenue, fixed bid projects increased to 13.6% of total revenue for the first quarter of 1998 compared to 5.4% in the first quarter of 1997.

Gross Profit:

    Gross profit for the first quarter of 1998 was $8.3 million, representing a $2.1 million, or 33.9%, improvement over gross profit for the first quarter of 1997. Expressed as a percentage of revenue, gross profit was 39.8% in the first quarter of 1998 versus 38.1% in the 1997 first quarter. This improvement is attributable to the increase in IT solution fixed bid projects, which generally results in the realization of stronger margins when compared to technology support time and materials engagements. As mentioned above, the success and leverage of the SOCs has contributed to an increase in outsourced and fixed bid projects, which improved the gross profit percentage. This has also resulted in an increase of approximately 8% in average hourly billing rates for the first quarter over the average hourly billing rates for the 1997 first quarter.

S,G&A Expenses:

    Selling, general and administrative expenses totaled $4.0 million for the first quarter of 1998, an increase of $544 thousand, or 16.0%, over the first quarter of 1997. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 21.0% in the first quarter of 1997 to 19.0% for the first quarter of 1998. The improved percentage resulted from increased volume and cost containment of marketing and other fixed expenses. Partially offsetting this percentage improvement was a $335 thousand expense incurred in the first quarter of 1998 for the Resource Development Program, an internal technical training program, which was a new initiative during the second half of 1997. Management believes that certain infrastructure investments in 1997 should allow this percentage to be maintained throughout 1998.

Net Income:

    Net income increased 51.1% to $2.9 million for the first quarter of 1998, compared to net income of $1.9 million for the first quarter of 1997. This translates into first quarter 1998 diluted earnings per share of $0.19 versus $0.13 in the first quarter of 1997, a 49.5% increase. This improved performance for the first quarter was a result of increased revenue, improved billing rates and cost containment of S,G&A expenses, as discussed above. Also contributing to the increase was an improvement in the effective income tax rate, which declined from 38.2% of income before income taxes in the first quarter of 1997 to 37.4% in the first quarter of 1998. The improved effective tax rate is a result of state and local tax planning strategies that were implemented in the fourth quarter of 1997. Net income expressed as a percentage of revenue was 14.0% for the first quarter ended March 31, 1998 versus 11.8% for the same period in 1997.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                         Liquidity and Capital Resources



       During the three months ended March 31, 1998, cash increased $5.3 million and working capital increased $3.0 million. While a number of factors contributed to the increase in cash, the main components were income tax refunds, maturity of short-term bonds and reinvestment of funds in cash equivalents, as well as an increase in accrued liabilities. Partially offsetting these sources of cash were increases in accounts receivable, intangible assets and property and equipment, as discussed below. The increase in working capital is primarily due to increases in accounts receivable and revenue earned in excess of billings, which have increased due to increases in revenue.

       As of December 31, 1997, $9.8 million was invested in funds with original maturity of ninety days or less and were classified as cash equivalents, versus $15.5 million at March 31, 1998. The timing of maturities of governmental bonds as well as the reinvestment of short-term investments in commercial paper with maturities of ninety days or less have resulted in an increase in cash equivalents with corresponding decreases in short and long-term investments. By the end of the first quarter, $1.7 million was invested in current securities and $7.5 million was invested in various corporate and governmental bonds with maturities exceeding one year.

       Accounts receivable increased $2.4 million during the first three months of 1998. The number days of sales outstanding as of March 31, 1998 and December 31, 1997 were approximately 61 days. Therefore, the increase in accounts receivable is primarily a reflection of increased sales volume experienced during the period.

       During the current  three month period,  the Company spent  approximately
       $1.3 million for capital expenditures. Of these capital expenditures, $570 thousand was spent for building improvement to the Denver SOC as well as renovations to the new Jacksonville SOC, and $740 thousand was spent for computer equipment, software and furniture for the Denver SOC and corporate purposes. The Company also paid $700 thousand in connection with the second contingent consideration payment due under the acquisition agreement to purchase Pathways Consulting, Inc., dated July 31, 1996.

       The Company maintains a $4 million line of credit with a commercial bank. The line of credit is unsecured, but is contingent on meeting certain financial covenants measured on a quarterly basis. The Company is currently in compliance with such covenants and management expects that the Company will continue to meet such covenants in future periods. The credit facility has been inactive during 1998.

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

Item 1 -  Legal Proceedings - None

Item 2 - Changes in Securities and Use of Proceeds:

     (a)  Changes in Securities - None

     (b) Use of Proceeds - In accordance with the provision of Rule 463 (17 CFR 230.463), the following is a report of the use of proceeds from the Company's initial public offering on September 29, 1995:

         (1)      The  effective  date  of  the   Securities  Act   registration
                  statement on Form S-1 was September 27, 1995, Commission file number 33-95544.
         (2)      The offering commenced on September 29, 1995.
         (3)      Not applicable.
         (4)          (i) Not applicable.
                      (ii) The managing  underwriters  for the offering were The
                  Robinson-Humphrey Company, Inc.and Raymond James & Associates, Inc.
                      (iii) The  class of  stock registered  by  the Company was
                  Common Stock, par value $0.01 per share.
                      (iv) The Company  registered and sold 2,185,000  shares of
                  Common Stock at an aggregate offering price of $30,590,000.
                      (v) The actual  direct or  indirect  payments to others in
                  connection  with  the  issuance  and   distribution   for  the
                  securities registered were as follows:
                  Underwriters discounts and commissions -          $2,141,300
                  Other expenses -                                     457,626
                                                                    ----------
                  Total expenses -                                  $2,598,926
                                                                    ==========
                      (vi) The  net offering  proceeds  to  the  Company   after
                  deducting the total expenses in (4)(v) above was $27,991,074.
                      (vii) From  the  effective  date   of  the    registration
                  statement through March 31, 1998, the Company used the net proceeds from the offering for (all of which were direct payments to others):
                  Construction of plant, building and facilities    $2,698,945
                  Purchase and installation of machinery
                    and equipment                                    4,444,388
                  Purchases of real estate                           8,406,650
                  Acquisition of other businesses                    5,439,192
                  Repayment of indebtedness                          1,033,124
                  Short term investment securities                   5,968,775
                                                                  ------------
                                                                  $ 27,991,074
                                                                  ============
                      (viii) Not applicable.

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matter to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits -
                   Exhibit 27-  Financial  Data Schedule as of and for the three months ended March 31, 1998, pursuant to Article 5 of Regulation S-X.
                   Exhibit 27.1 - Restated Financial Data Schedule as of and for
                           the three months  ended March 31,  1997,  pursuant to
                           Article 5 of Regulation S-X.
     (b)   Reports:  None

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


                       COMPUTER MANAGEMENT SCIENCES, INC.
                                  (Registrant)




Date:  May 15, 1998                   /s/ Anthony Colaluca
                                      ------------------------------------------
                                      Anthony Colaluca
                                      Vice President and Chief Financial Officer