Form 10-Q
period 1998-06-30
COMPUTER MANAGEMENT SCIENCES INC
filed 1998-08-13
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                  Yes X No ____

As of July 31, 1998 there were 14,608,106 shares of the Registrant's common stock, $0.01 par value, outstanding.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                               Index to Form 10-Q
                       For the Quarter Ended June 30, 1998





                                                                         Page
                 PART I - FINANCIAL INFORMATION


Item 1   Financial Statements

           Consolidated Balance Sheets                                    3-4
           Consolidated Statements of Operations                           5
           Consolidated Statements of Cash Flows                           6
           Notes to Consolidated Financial Statements                      7


Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

           Results of Operations                                          8-10
           Liquidity, Capital Resources and Year 2000 System Conversion    11


               PART II - OTHER INFORMATION


Items 1-6  Other Information                                               12

Signatures                                                                 13

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Consolidated Balance Sheets




                                                       June 30,     December 31,
                                                         1998            1997
                                                      (unaudited)

Current assets:
     Cash and cash equivalents                   $  14,354,065        14,550,323
     Accounts receivable, net                       14,512,024        11,720,377
     Revenue earned in excess of billings            3,796,536         2,461,228
     Investments                                     3,320,311         2,805,072
     Refundable income taxes                             -             4,358,250
     Other receivables                                 418,348           251,407
     Notes receivable                                2,525,661           619,328
     Other current assets                              120,787           127,289
                                                  ------------     -------------

              Total current assets                  39,047,732        36,893,274
                                                  ------------     -------------

Property and equipment:
     Land                                            2,908,000         2,562,000
     Buildings and improvements                     13,726,648         9,100,902
     Computers and software                          5,536,075         3,934,806
     Office furniture and equipment                  3,329,447         2,586,417
     Vehicles                                          433,944           391,750
                                                  ------------     -------------
                                                    25,934,114        18,575,875
     Less accumulated depreciation                   3,852,980         3,077,243
                                                  ------------     -------------

              Net property and equipment            22,081,134        15,498,632
                                                  ------------     -------------

Other assets:
     Intangible assets, net of accumulated
         amortization of $1,118,007 and $872,230     3,970,756         3,516,531
     Land held for investment, at cost                 424,065           424,065
     Investments                                     8,021,928         8,137,146
     Notes receivable, less current portion            829,792           829,792
     Other                                             954,992           823,830
                                                  ------------     -------------

              Total other assets                    14,201,533        13,731,364
                                                  ------------     -------------

              Total assets                       $  75,330,399        66,123,270
                                                  ============     =============

                                                                    (continued)

                       COMPUTER MANAGEMENT SCIENCES, INC.

                     Consolidated Balance Sheets, continued




                                                     June 30,       December 31,
                                                       1998             1997
                                                   (unaudited)

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                            $     267,771           106,320
     Accrued expenses                                6,220,681         4,341,936
     Unearned revenue                                  220,892           376,556
     Income taxes payable                              311,717              -
     Deferred income taxes                             152,954            50,623
                                                   -----------       -----------

              Total current liabilities              7,174,015         4,875,435
                                                   -----------       -----------

Long-term liabilities:
     Deferred income taxes                             118,461           249,553
     Other                                              30,762            35,594
                                                   -----------      ------------

              Total long term liabilities              149,223           285,147
                                                   -----------      ------------

Shareholders' equity:

  Preferred stock, $.01 par value; 5,000,000 shares
      authorized, no shares issued and outstanding
      in 1998 and 1997                                      -              -
  Common stock, $.01 par value; 40,000,000
      shares authorized, 14,599,831 and 14,455,337
      shares issued and outstanding in 1998
      and 1997                                           145,999         144,554
  Paid-in capital                                     39,674,362      38,605,137
  Retained earnings                                   28,009,080      22,054,155
  Accumulated comprehensive income, net of
      income tax                                         177,720         158,842
                                                   -------------   -------------

      Total shareholders' equity                      68,007,161      60,962,688
                                                   -------------   -------------

      Total liabilities and shareholders' equity $    75,330,399      66,123,270
                                                   =============   =============







See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                        For the Three Month               For the Six Month
                                                       Period Ended June 30,             Period Ended June 30,
                                                        1998            1997              1998           1997


Revenue                                        $    22,412,461        17,544,512       43,213,821     33,773,666
Direct costs                                        13,438,363        10,685,869       25,962,611     20,733,668
                                                 -------------    --------------    -------------  -------------
     Gross profit                                    8,974,098         6,858,643       17,251,210     13,039,998

Selling, general and administrative
     expenses                                        4,387,065         3,619,503        8,336,483      7,030,414
                                                   -----------     -------------     -------------    -----------
              Income from operations                 4,587,033         3,239,140        8,914,727      6,009,584

Other income (expense):
     Investment and other income                       294,737           446,882          607,514        793,565
     Interest expense                                   (1,545)           (2,631)          (2,316)       (10,443)
                                                 -------------    --------------    -------------  -------------
                                                       293,192           444,251          605,198        783,122
                                                 -------------    --------------    -------------  -------------

     Income before income taxes                      4,880,225         3,683,391        9,519,925      6,792,706

Provision for income taxes                           1,830,000         1,433,000        3,565,000      2,620,000
                                                 -------------    --------------    -------------  -------------
Net income                                     $     3,050,225         2,250,391        5,954,925      4,172,706
                                                 =============    ==============    =============  =============



Net income per share - basic                   $          0.21             0.17              0.41           0.32
                                                 =============    =============     =============  =============

Weighted average number of common
     shares outstanding - basic                     14,593,665        13,259,228       14,577,148     13,128,795

Net income per share - diluted                 $          0.20             0.15              0.39           0.28
                                                 =============    =============     =============  =============

Weighted average number of common
     and common equivalent shares
         outstanding - diluted                      15,332,008        15,139,970       15,314,171     15,137,236



See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                     For The Six Months
                                                                                       Ended June 30,
                                                                                 1998                1997
                                                                                 ----                ----
Cash flow from operating activities:
     Net income                                                          $     5,954,925           4,172,706
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                    1,019,378             669,827
              Net loss (gain) on disposition of property and equipment             3,711             (61,051)
              Deferred income tax benefit                                        (37,296)            (16,273)
     Change in assets and liabilities:
         Increase in accounts and other receivables                           (4,293,896)         (2,441,765)
         Decrease (increase) in other current assets                               6,502            (435,167)
         (Increase) decrease in other assets                                    (131,162)            274,659
         Increase in accounts payable and accrued expense                      2,040,196             405,714
         (Decrease) increase in unearned revenue                                (155,664)             79,649
         Increase in income taxes payable                                      5,395,087             258,355
                                                                           -------------        ------------

              Net cash provided by operating activities                        9,801,781           2,906,654
                                                                           -------------       -------------

Cash flow from investing activities:
     Purchases of property and equipment                                      (7,522,159)         (5,494,974)
     Proceeds from the sale of property and equipment                            162,343             107,900
     Purchase of investments, net                                               (372,608)         (1,032,131)
     Increase in intangible assets                                              (700,000)         (1,450,000)
     (Increase) decrease in notes receivable                                  (1,906,333)              7,359
                                                                           --------------      -------------

              Net cash used in investing activities                          (10,338,757)         (7,861,846)
                                                                           --------------      -------------

Cash flow from financing activities:
     Repayment of notes payable                                                   (4,832)           (937,056)
     Proceeds from issuance of common stock                                      345,550             212,184
                                                                           -------------       -------------

              Net cash provided by (used in) financing activities                340,718            (724,872)
                                                                           -------------       -------------

              Net decrease in cash and cash equivalents                         (196,258)         (5,680,064)

Cash and cash equivalents at beginning of period                              14,550,323          14,201,624
                                                                           -------------       -------------

Cash and cash equivalents at end of period                               $    14,354,065           8,521,560
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

(2)    Newly Issued Accounting Pronouncement

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income for the six months ended June 30, 1998 and 1997 was $5,973,803 and $4,198,741, respectively. This amount differs from net income due to changes in the net unrealized gains on marketable securities available for sale.

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

      The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, including the notes thereto, and the Company's 1997 Annual Report on Form 10-K on file with the Securities and Exchange Commission. Historical events are not necessarily indicative of trends in operating results for any future period. Reference is also made to the above paragraph, with regard to the risks and uncertainties associated with forward-looking statements.

Results of Operations

       The information in the following table is presented as a percentage of revenue for the period indicated:

                                                Percentage of Total Revenue
                                        Three Months Ended     Six Months Ended
                                               June 30,           June 30,

                                            1998       1997      1998     1997
                                            ----       ----      ----     ----

   Revenue                                 100.0%     100.0%    100.0%   100.0%
   Direct Costs                             60.0%      60.9%     60.1%    61.4%
   Gross Profit                             40.0%      39.1%     39.9%    38.6%
   Selling, general, and administrative
        expenses                            19.6%      20.6%     19.3%    20.8%
   Income from operations                   20.5%      18.5%     20.6%    17.8%
   Other income, net                         1.3%       2.5%      1.4%     2.3%
   Income before income taxes               21.8%      21.0%     22.0%    20.1%
   Provision for income taxes                8.2%       8.2%      8.2%     7.8%
   Net income                               13.6%      12.8%     13.8%    12.4%

                       COMPUTER MANAGEMENT SCIENCES, INC.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, continued


Revenue:

    Revenue for the second quarter ended June 30, 1998 was $22.4 million, a 27.7% increase over revenue of $17.5 million recorded in the second quarter of 1997. Revenue for the six months ended June 30, 1998 increased $9.4 million to $43.2 million, reflecting a 28.0% improvement over the comparable 1997 period. Consulting service revenue, which represents 99% of total revenue for the second quarter and year to date 1998, increased 29.5% and 29.8% over the quarter and six months ended June 30, 1997, respectively. The increase in revenue during the current quarter was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from 580 in the second quarter of 1997 to 701 for the current quarter, a 20.9% increase. Also contributing to the increase in revenue was an increase in the number and value of IT solution fixed bid projects undertaken by the Company, which positively impacted average billing rates and enhanced the Company's ability to leverage its Systems Outsourcing Center (SOC) model. The Company's ability to execute, manage and leverage fixed bid projects via its SOC network translates to "virtual" headcount growth (i.e. increased revenue per consultant). As a percentage of revenue, fixed bid projects increased to 16.7% of total revenue for the second quarter of 1998 compared to 6.1% in the second quarter of 1997. Year to date, revenue has grown at a rate consistent with the current quarter as result of increased consultant headcount and improved billing rates as discussed above.


Gross Profit:

    Gross profit for the second quarter of 1998 was $9.0 million, representing a $2.1 million, or 30.8%, improvement over gross profit for the second quarter of 1997. For the current six month period, gross profit increased 32.3% to $17.3 million compared to $13.0 million for the same period in 1997. Expressed as a percentage of revenue, gross profit was 40.0% in the second quarter of 1998 versus 39.1% in the 1997 second quarter. This improvement is attributable to the increase in IT solution fixed bid projects, which generally results in the realization of stronger margins when compared to technology support time and materials engagements. As mentioned above, the success and leverage of the SOCs has contributed to an increase in outsourced and fixed bid projects, which improved the gross profit percentage. This has also resulted in an increase of approximately 5% in average hourly billing rates for the second quarter over the average hourly billing rates for the 1997 second quarter. Year to date, the gross profit percentage is above that of the comparable period for the prior year due to increased fixed bid margins and billing rates as discussed above. The increased dollar amount, in both the current quarter and year to date, is attributable to the increase in revenue.


S,G&A Expenses:

    Selling, general and administrative expenses totaled $4.4 million for the second quarter of 1998, an increase of $768 thousand, or 21.2%, over the second quarter of 1997. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 20.6% in the second quarter of 1997 to 19.6% for the second quarter of 1998. For the current six month period, S,G&A expenses decreased as a percentage of revenue to 19.3% from 20.8% for the comparable 1997 period. The improved percentage, for both the current quarter and year to date, resulted from increased volume and cost containment of marketing and other fixed expenses. Partially offsetting this percentage improvement were $345 thousand and $693 thousand incurred in the second quarter and year to date 1998, respectively, for the Resource Development Program, an internal technical training program, which was a new initiative during the second half of 1997. Also contributing to the increased dollar amount were increases in depreciation resulting from our SOC additions and profit sharing expense.

                       COMPUTER MANAGEMENT SCIENCES, INC.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, continued


Net Income:

    Net income increased 35.5% to $3.1 million for the second quarter of 1998, compared to net income of $2.3 million for the second quarter of 1997. This translates into second quarter 1998 diluted earnings per share of $0.20 versus $0.15 in the second quarter of 1997, a 33.8% increase. For the current six month period, net income was $6.0 million, an increase of $1.8 million over net income for the comparable 1997 period. This improved performance for both the second quarter and six month period was a result of increased revenue, improved billing rates and cost containment of S,G&A expenses, as discussed above. Also contributing to the increase was an improvement in the effective income tax rate, which declined from 38.9% and 38.6% of income before income taxes in the second quarter and year to date 1997, respectively, to 37.5% and 37.4% in the second quarter and year to date 1998, respectively. The improved effective tax rate is a result of state and local tax planning strategies that were implemented in the fourth quarter of 1997. Net income expressed as a percentage of revenue was 13.6% and 13.8% for the quarter and six month period ended June 30, 1998 versus 12.8% and 12.4% for the same period in 1997.

                       COMPUTER MANAGEMENT SCIENCES, INC.

          Liquidity, Capital Resources and Year 2000 System Conversion


       Liquidity and Capital Resources

       During the six months ended June 30, 1998, cash decreased $196 thousand and working capital decreased $144 thousand. While a number of factors contributed to the decrease in cash, the main components were increases in accounts receivable, notes receivable, intangible assets, investments and property and equipment, as discussed below. Partially offsetting these uses of cash were income tax refunds as well as an increase in accounts payable and accrued liabilities. The decrease in working capital is primarily due to an increase in income taxes payable in the current period versus a $4.4 million income tax receivable at the end of last year.

       As of December 31, 1997, $9.8 million was invested in funds with original maturity of ninety days or less and were classified as cash equivalents, versus $4.9 million at June 30, 1998. The timing of maturities of governmental bonds as well as the reinvestment of short-term investments in commercial paper with maturities greater than ninety days have resulted in a decrease in cash equivalents with corresponding decreases in short-term investments. By the end of the second quarter, $3.3 million was invested in current securities and $8.0 million was invested in various corporate and governmental bonds with maturities exceeding one year.

       Accounts receivable increased $2.8 million during the first six months of 1998. The number days of sales outstanding as of June 30, 1998 and December 31, 1997 were approximately 60 and 61 days, respectively. Therefore, the increase in accounts receivable is primarily a reflection of increased sales volume experienced during the period.

       During the current six month period, the Company spent approximately $7.5 million for capital expenditures. Of these capital expenditures, $770 thousand was spent for building improvement to the Denver SOC as well as renovations to the new Jacksonville SOC, $1.4 million was spent for computer equipment, software and furniture for the Denver SOC and corporate purposes, $3.9 million was spent on a building for a future SOC in Richmond, and $850 thousand was spent on a building for a future SOC in Nashville. The Company also paid $700 thousand in connection with the second contingent consideration payment due under the acquisition agreement to purchase Pathways Consulting, Inc., dated July 31, 1996.

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

       Year 2000 System Conversion

       The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and is in the process of resolving the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in major system failure and miscalculations. During 1997, the Company commenced implementation of a new enterprise wide packaged financial software system, which is Year 2000 compliant. The supplier of the software has received ITAA 2000 certification from The Information Technology Association of America, the industry's century date change certification program. The new enterprise wide software was implemented and live effective April 1, 1998. The Company will continue to assess its other internal systems and reprogram or upgrade as necessary. Management believes that the effect of the Year 2000 on its internal information systems will have an immaterial impact on the Company. The Company is also reviewing the Year 2000 system conversions of other companies with which it does business in order to determine their compliance.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Part II - Other Information

Item 1 -  Legal Proceedings - None

Item 2 - Changes in Securities and Use of Proceeds:
     (a)  Changes in Securities - None
     (b) Use of Proceeds - In accordance with the provision of Rule 463 (17 CFR 230.463), the following is a report of the use of proceeds from the Company's initial public offering on September 29, 1995: (1) The effective date of the Securities Act registration statement on Form S-1 was September 27,
                  1995, Commission file number 33-95544.
         (2)   The offering commenced on September 29, 1995.
         (3)   Not applicable.
         (4)   (i)Not applicable.
                      (ii) The managing  underwriters  for the offering were
                  The Robinson-Humphrey Company, Inc. and Raymond James & Associates, Inc.
                      (iii) The class of stock  registered by the Company was
                  Common Stock, par value $0.01
                  per share.
                      (iv) The Company  registered and sold 2,185,000  shares of
                  Common Stock at an aggregate offering price of $30,590,000.
                      (v) The actual  direct or  indirect  payments to others in connection with the issuance and distribution for the securities registered were as follows:
                  Underwriters discounts and commissions -          $2,141,300
                  Other expenses -                                     457,626
                                                                   -----------
                  Total expenses -                                  $2,598,926
                                                                    ==========
                      (vi) The  net  offering  proceeds  to  the  Company  after deducting the total expenses in (4)(v) above was $27,991,074.
                      (vii) From the effective date of the registration statement through June 30, 1998, the Company used the net proceeds from the offering for (all of which were direct payments to others):
                      Construction of plant, building and facilities $2,698,945 Purchase and installation of machinery
                         and equipment                                 5,983,875
                      Purchases of real estate                        12,835,938
                      Acquisition of other businesses                  5,439,192
                      Repayment of indebtedness                        1,033,124
                                                                     $27,991,074
                      (viii) Not applicable.

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matter to a Vote of Security Holders -
        An annual meeting of the shareholders of the Company was held on June 19, 1998, at which one Class III director was nominated for election by management. The result of the vote was as follows:

                                                         Votes          Votes                         Broker Non-
                                     Votes For          Against       Withheld       Abstentions         Votes
         Jerry W. Davis             12,604,704            -0-          23,092            -0-              -0-

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K
     (a)   Exhibits -
           Exhibit 27- Financial Data Schedule as of and for the six months ended June 30, 1998, pursuant to Article 5 of Regulation S-X.
           Exhibit 27.1 - Restated Financial Data Schedule as of and for the six months ended June 30, 1997, pursuant to
                           Article 5 of Regulation S-X.
     (b)   Reports:  None

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


                       COMPUTER MANAGEMENT SCIENCES, INC.
                                  (Registrant)




Date:  August 13, 1998                /s/ Anthony Colaluca
                                      --------------------
                                      Anthony Colaluca
                                      Vice President and Chief Financial Officer