Form 10-Q
period 1998-09-30
COMPUTER MANAGEMENT SCIENCES INC
filed 1998-11-16
CIK 949229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                      -----------------------------------

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification Number)

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

                                  Yes X No ____

As of October 31, 1998 there were 14,626,852 shares of the Registrant's common stock, $0.01 par value, outstanding.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                               Index to Form 10-Q
                    For the Quarter Ended September 30, 1998





                                                                        Page
                         PART I - FINANCIAL INFORMATION


Item 1    Financial Statements

              Consolidated Balance Sheets                                3-4
              Consolidated Statements of Operations                       5
              Consolidated Statements of Cash Flows                       6
              Notes to Consolidated Financial Statements                  7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

              Results of Operations                                     8-10
              Liquidity, Capital Resources and
                Year 2000 System Conversion                             11-12

                   PART II - OTHER INFORMATION


Items 1-6     Other Information                                          13

Signatures                                                               14

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Consolidated Balance Sheets




                                                    September 30,   December 31,
                                                        1998            1997
                                                     (unaudited)

Current assets:
     Cash and cash equivalents                   $    7,751,288      14,550,323
     Accounts receivable, net                        17,322,846      11,720,377
     Revenue earned in excess of billings             1,439,899       2,461,228
     Investments                                      3,204,202       2,805,072
     Refundable income taxes                              -           4,358,250
     Other receivables                                  451,644         251,407
     Notes receivable                                 7,307,434         619,328
     Other current assets                               182,827         127,289
                                                   ------------    ------------

              Total current assets                   37,660,140      36,893,274
                                                   ------------    ------------

Property and equipment:
     Land                                             3,588,000       2,562,000
     Buildings and improvements                      14,748,629       9,100,902
     Computers and software                           5,741,821       3,934,806
     Office furniture and equipment                   3,331,546       2,586,417
     Vehicles                                           433,944         391,750
                                                   ------------    ------------
                                                     27,843,940      18,575,875
     Less accumulated depreciation                    4,323,719       3,077,243
                                                   ------------    ------------

              Net property and equipment             23,520,221      15,498,632
                                                   ------------    ------------

Other assets:
     Intangible assets, net of accumulated
         amortization of $1,247,457 and $872,230      3,841,306       3,516,531
     Land held for investment, at cost                  424,065         424,065
     Investments                                      8,905,394       8,137,146
     Notes receivable, less current portion           3,582,592         829,792
     Other                                            1,080,608         823,830
                                                   ------------    ------------

              Total other assets                     17,833,965      13,731,364
                                                   ------------    ------------

              Total assets                       $   79,014,326      66,123,270
                                                   ============    ============

                                                                    (continued)

                       COMPUTER MANAGEMENT SCIENCES, INC.

                     Consolidated Balance Sheets, continued




                                                    September 30,   December 31,
                                                        1998            1997
                                                    (unaudited)

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                            $   1,076,971          106,320
     Accrued expenses                                5,996,303        4,341,936
     Unearned revenue                                  201,894          376,556
     Income taxes payable                              113,687             -
     Deferred income taxes                             135,690           50,623
                                                   -----------      -----------

              Total current liabilities              7,524,545        4,875,435
                                                   -----------      -----------

Long-term liabilities:
     Deferred income taxes                              57,401          249,553
     Other                                              31,731           35,594
                                                   -----------      -----------

              Total long term liabilities               89,132          285,147
                                                   -----------      -----------

Shareholders' equity:

     Preferred stock, $.01 par value; 5,000,000
         shares authorized, no shares issued
         and outstanding in 1998 and 1997                 -                -
     Common stock, $.01 par value; 40,000,000
         shares authorized, 14,622,164 and
         14,455,337 shares issued and
         outstanding in 1998 and 1997                  146,223          144,554
     Paid-in capital                                39,931,802       38,605,137
     Retained earnings                              31,211,798       22,054,155
     Accumulated comprehensive income, net of
         income tax                                    110,826          158,842
                                                   -----------      -----------

              Total shareholders' equity            71,400,649       60,962,688
                                                   -----------      -----------

              Total liabilities and
                 shareholders' equity            $  79,014,326       66,123,270
                                                   ===========      ===========







See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                        For the Three Month              For the Nine Month
                                                    Period Ended September 30,        Period Ended September 30,
                                                      1998              1997            1998             1997


Revenue                                        $    23,019,251        18,160,441       66,233,072     51,934,107
Direct costs                                        13,908,779        11,022,348       39,871,389     31,756,016
                                                 -------------    --------------    -------------  -------------
     Gross profit                                    9,110,472         7,138,093       26,361,683     20,178,091

Selling, general and administrative
     expenses                                        4,394,408         3,722,474       12,730,892     10,752,888
                                                   -----------     -------------   --------------   ------------
              Income from operations                 4,716,064         3,415,619       13,630,791      9,425,203

Other income (expense):
     Investment and other income                       491,653           470,626        1,099,168      1,264,193
     Interest expense                                   -                   (665)          (2,316)       (11,110)
                                                 -------------    --------------    -------------  -------------
                                                       491,653           469,961        1,096,852      1,253,083
                                                 -------------    --------------    -------------  -------------

     Income before income taxes                      5,207,717         3,885,580       14,727,643     10,678,286

Provision for income taxes                           2,005,000         1,465,000        5,570,000      4,085,000
                                                 -------------    --------------    -------------  -------------
Net income                                     $     3,202,717         2,420,580        9,157,643      6,593,286
                                                 =============    ==============    =============  =============



Net income per share - basic                   $          0.22             0.18              0.63           0.50
                                                 =============    =============     =============  =============

Weighted average number of common
     shares outstanding - basic                     14,610,662        13,512,361       14,588,319     13,256,650

Net income per share - diluted                 $          0.21             0.16              0.60           0.43
                                                 =============    =============     =============  =============

Weighted average number of common
     and common equivalent shares
         outstanding - diluted                      15,232,775        15,205,959       15,287,039     15,160,143



See accompanying notes to consolidated financial statements.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    For The Nine Months
                                                                                     Ended September 30,
                                                                                 1998                1997
                                                                                 ----                ----

Cash flow from operating activities:
     Net income                                                          $     9,157,643           6,593,286
     Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization                                    1,588,597           1,049,860
              Net loss (gain) on disposition of property and equipment             3,711             (70,386)
              Deferred income tax benefit                                        (75,453)            (86,224)
     Change in assets and liabilities:
         Increase in accounts and other receivables                           (4,781,377)         (2,740,734)
         Increase in other current assets                                        (55,538)           (113,392)
         Increase in other assets                                               (256,778)           (357,856)
         Increase in accounts payable and accrued expense                      2,625,018             574,680
         Decrease in unearned revenue                                           (174,662)           (116,421)
         Increase in income taxes payable                                      5,324,376           1,609,578
                                                                           -------------       -------------

              Net cash provided by operating activities                       13,355,537           6,342,391
                                                                           -------------       -------------

Cash flow from investing activities:
     Purchases of property and equipment                                      (9,401,015)         (7,230,541)
     Proceeds from the sale of property and equipment                            162,343             117,435
     Purchase of investments, net                                             (1,247,026)           (166,327)
     Increase in intangible assets                                              (700,000)         (1,450,000)
     (Increase) decrease in notes receivable                                  (9,440,906)            447,061
                                                                           --------------      -------------

              Net cash used in investing activities                          (20,626,604)         (8,282,372)
                                                                           --------------      -------------

Cash flow from financing activities:
     Repayment of notes payable                                                   (3,863)           (940,275)
     Proceeds from issuance of common stock                                      475,895             411,797
                                                                           -------------       -------------

              Net cash provided by (used in) financing activities                472,032            (528,478)
                                                                           -------------       -------------

              Net decrease in cash and cash equivalents                       (6,799,035)         (2,468,459)

Cash and cash equivalents at beginning of period                              14,550,323          14,201,624
                                                                           -------------       -------------

Cash and cash equivalents at end of period                               $     7,751,288          11,733,165
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

(2)    Newly Issued Accounting Pronouncement

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income for the nine months ended September 30, 1998 and 1997 was $9,109,627 and $6,698,745, respectively. This amount differs from net income due to changes in the net unrealized gains on marketable securities available for sale.

(3)    Earnings Per Share

       Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock options, when dilutive, are included as share equivalents. Weighted average shares outstanding under the basic calculation differs from that under the diluted calculation due to the weighted average effect of dilutive stock options using the treasury stock method for all period presented.

(4)    Subsequent Event

       On October 30, 1998, the Company acquired substantially all of the assets of Competitive Systems Advantage, Inc. (CSA), a Chicago-based information technology firm specializing in providing systems integration consulting services to the insurance and banking industries. The purchase price of the acquisition was approximately $5.6 million in cash at closing and up to $3 million in additional cash consideration which is contingent on CSA meeting certain revenue and gross profit thresholds during 1999 and 2000.

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

Results of Operations

       The information in the following table is presented as a percentage of revenue for the period indicated:

                                          Percentage of Total Revenue
                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,

                                 1998         1997         1998         1997
                                 ----         ----         ----         ----

  Revenue                        100.0%        100.0%       100.0%       100.0%
  Direct Costs                    60.4%         60.7%        60.2%        61.1%
  Gross Profit                    39.6%         39.3%        39.8%        38.9%
  Selling, general, and
       administrative expenses    19.1%         20.5%        19.2%        20.7%
  Income from operations          20.5%         18.8%        20.6%        18.1%
  Other income, net                2.1%          2.6%         1.7%         2.4%
  Income before income taxes      22.6%         21.4%        22.2%        20.6%
  Provision for income taxes       8.7%          8.1%         8.4%         7.9%
  Net income                      13.9%         13.3%        13.8%        12.7%

                       COMPUTER MANAGEMENT SCIENCES, INC.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, continued


Revenue:

    Revenue for the third quarter ended September 30, 1998 was $23.0 million, a 27% increase over revenue of $18.2 million recorded in the third quarter of 1997. Revenue for the nine months ended September 30, 1998 increased $14.3 million to $66.2 million, reflecting a 28% improvement over the comparable 1997 period. Consulting service revenue, which represents 99% of total revenue for the third quarter and year to date 1998, increased 28% and 29% over the quarter and nine months ended September 30, 1997, respectively. The increase in revenue during the current quarter was primarily attributable to an increase in volume of services which was sustained by the growth in the average billable consultant headcount from 600 in the third quarter of 1997 to 724 for the current quarter, a 21% increase. Also contributing to the increase in revenue was an increase in the number and value of IT solution fixed bid projects undertaken by the Company, which positively impacted average billing rates and enhanced the Company's ability to leverage its Systems Outsourcing Center (SOC) model. The Company's ability to execute, manage and leverage fixed bid projects via its SOC network translates to "virtual" headcount growth (i.e. increased revenue per consultant). As a percentage of revenue, fixed bid projects remained consistent at 8% of total revenue for the third quarter of 1998 and 1997, but for the nine months ended September 30, 1998, fixed bid revenue comprised 13% of total revenue versus 7% for the comparable period in 1997. Year to date, revenue has grown at a rate consistent with the current quarter as a result of increased consultant headcount and improved billing rates as discussed above.


Gross Profit:

    Gross profit for the third quarter of 1998 was $9.1 million, representing a $2.0 million, or 28%, improvement over gross profit for the third quarter of 1997. For the current nine month period, gross profit increased 31% to $26.4 million compared to $20.2 million for the same period in 1997. Expressed as a percentage of revenue, gross profit was 39.8% in the third quarter of 1998 versus 38.9% in the 1997 third quarter. This improvement is attributable to the increase in IT solution fixed bid projects, which generally results in the realization of stronger margins when compared to technology support time and materials engagements. As mentioned above, the success and leverage of the SOCs has contributed to an increase in outsourced and fixed bid projects, which improved the gross profit percentage. This has also resulted in an increase of approximately 4% in average hourly billing rates for the third quarter over the average hourly billing rates for the 1997 third quarter. Year to date, the gross profit percentage is above that of the comparable period for the prior year due to increased fixed bid margins and billing rates as discussed above. The increased dollar amount, in both the current quarter and year to date, is attributable to the increase in revenue.


S,G&A Expenses:

    Selling, general and administrative expenses totaled $4.4 million for the third quarter of 1998, an increase of $672 thousand, or 18%, over the third quarter of 1997. Expressed as a percentage of revenue, however, S,G&A expenses decreased from 20.5% in the third quarter of 1997 to 19.1% for the third quarter of 1998. For the current nine month period, S,G&A expenses decreased as a percentage of revenue to 19.2% from 20.7% for the comparable 1997 period. The improved percentage, for both the current quarter and year to date, resulted from increased revenue and cost containment of marketing and other fixed expenses. Partially offsetting this percentage improvement were increases of $178 thousand and $863 thousand in the third quarter and year to date 1998, respectively, for the Resource Development Program, an internal technical training program, which was a new initiative during the second half of 1997. Also contributing to the increased dollar amount were increases in depreciation resulting from our SOC additions and profit sharing expense.

                       COMPUTER MANAGEMENT SCIENCES, INC.

         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, continued


Net Income:

    Net income increased 32% to $3.2 million for the third quarter of 1998, compared to net income of $2.4 million for the third quarter of 1997. This translates into third quarter 1998 diluted earnings per share of $0.21 versus $0.16 in the third quarter of 1997, a 32% increase. For the current nine month period, net income was $9.2 million, an increase of $2.6 million over net income for the comparable 1997 period. This improved performance for both the third quarter and nine month period was a result of increased revenue, improved billing rates and cost containment of S,G&A expenses, as discussed above. Also contributing to the increase year to date, was an improvement in the effective income tax rate, which declined from 38.3% of income before income taxes in 1997 to 37.8% in 1998. The improved effective tax rate is a result of state and local tax planning strategies that were implemented in the fourth quarter of 1997. Net income expressed as a percentage of revenue was 13.9% and 13.8% for the quarter and nine month period ended September 30, 1998 versus 13.3% and 12.7% for the same period in 1997.

                       COMPUTER MANAGEMENT SCIENCES, INC.

          Liquidity, Capital Resources and Year 2000 System Conversion


Liquidity and Capital Resources

       During the nine months ended  September  30, 1998,  cash  decreased  $6.8 million and working capital decreased $1.9 million. While a number of factors contributed to the decrease in cash, the main components were increases in accounts receivable, notes receivable, intangible assets, investments and property and equipment, as discussed below. Partially offsetting these uses of cash were income tax refunds as well as an increase in accounts payable and accrued liabilities. The increase in notes receivable is attributable primarily to the following two related-party notes receivable: (i) approximately $2.5 million principal amount due from Jerry W. Davis, the Company's CEO, under a promissory note dated April 17, 1998, the proceeds of which were used to pay federal income tax obligations arising from the exercise in late 1997 of certain non-qualified stock options of the Company; and (ii) approximately $4.7 million principal amount due from a limited partnership controlled by Jerry W. Davis and Anthony V. Weight, the Company's CEO and acting CEO, respectively, under a promissory note dated July 2, 1998, the proceeds of which were used to purchase an aircraft that is used for both personal and business purposes. Both of these notes bear interest at 5.6% per annum and are payable interest only monthly until maturity, December 31, 1998, when the full unpaid principal and interest are due and payable. The decrease in working capital is primarily due to an increase in income taxes payable in the current period versus a $4.4 million income tax receivable at the end of last year.

       As of December 31, 1997, $9.8 million was invested in funds with original maturity of ninety days or less and were classified as cash equivalents, versus $4.8 million at September 30, 1998. The timing of maturities of governmental bonds as well as the reinvestment of short-term investments in commercial paper with maturities greater than ninety days have resulted in a decrease in cash equivalents with corresponding decreases in short-term investments. By the end of the third quarter, $3.2 million was invested in current securities and $8.9 million was invested in various corporate and governmental bonds with maturities exceeding one year.

       Accounts receivable increased $4.8 million during the first nine months of 1998. The number days of sales outstanding as of September 30, 1998 and December 31, 1997 were approximately 63 and 61 days, respectively. Therefore, the increase in accounts receivable is primarily a reflection of increased sales volume experienced during the period.

       During the current nine month period, the Company spent approximately $9.4 million for capital expenditures. Of these capital expenditures, $1.8 million was spent for building improvements and renovations to the Denver SOC, the new Jacksonville SOC and the Nashville SOC; $2.6 million was spent for computer equipment, software and furniture for the Denver SOC, Nashville SOC and corporate purposes; $3.9 million was spent on a building for a future SOC in Richmond; and $850 thousand was spent on a building for a future SOC in Nashville. The Company also paid $700 thousand in connection with the second contingent consideration payment due under the acquisition agreement to purchase Pathways Consulting, Inc., dated July 31, 1996.

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

                       COMPUTER MANAGEMENT SCIENCES, INC.

     Liquidity, Capital Resources and Year 2000 System Conversion, continued


Year 2000 System Conversion

       The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and has implemented new systems to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in major system failure and miscalculations. During 1997, the Company commenced implementation of a new enterprise wide packaged financial software system, which is Year 2000 compliant. The supplier of the software has received ITAA 2000 certification from The Information Technology Association of America, the industry's century date change certification program. The new enterprise wide software was implemented and live effective April 1, 1998 and has cost the Company approximately $800 thousand. Management believes that the effect of the Year 2000 on its internal information systems will have an immaterial impact on the Company. The Company is also reviewing the Year 2000 system conversions of other companies with which it does business in order to determine their compliance.

                       COMPUTER MANAGEMENT SCIENCES, INC.

                           Part II - Other Information

Item 1 -  Legal Proceedings - None

Item 2 - Changes in Securities and Use of Proceeds:
     (a)  Changes in Securities - None
     (b)      Use of Proceeds - Not applicable

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matter to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K
     (a)   Exhibits -
           Exhibit 27- Financial Data Schedule as of and for the nine months ended September 30, 1998, pursuant to Article 5 of Regulation S-X.
           Exhibit 27.1 - Restated Financial Data Schedule as of and for the nine months ended September 30, 1997, pursuant to
                           Article 5 of Regulation S-X.
     (b)   Reports:  None

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


                                             COMPUTER MANAGEMENT SCIENCES, INC.
                                             (Registrant)




Date:  November 13, 1998                      /s/ Anthony Colaluca
                                             --------------------
                                             Anthony Colaluca
                                             Vice President and
                                             Chief Financial Officer